Form 10-Q
period 1994-03-31
ANR PIPELINE CO
filed 1994-05-16
CIK 65695

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1994

                                      OR

    [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-7320


                             ANR PIPELINE COMPANY
            (Exact name of registrant as specified in its charter)


                  Delaware                             38-1281775
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

           500 Renaissance Center
              Detroit, Michigan                        48243-1902
  (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code: (313) 496-0200


                      ----------------------------------



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__   No _____

    As of April 29, 1994, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by non-affiliates.

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1993, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               March 31,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .        $   3,348.1       $   3,170.1
   Less   Accumulated depreciation  . . . . . . . . . . . . . . . . . .            2,189.9           2,174.3
                                                                               -----------       -----------
                                                                                   1,158.2             995.8
                                                                               -----------       -----------

Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .               59.7              33.9
   Note receivable from affiliate . . . . . . . . . . . . . . . . . . .              181.1             285.5
   Accounts receivable  . . . . . . . . . . . . . . . . . . . . . . . .              116.3              82.5
   Gas in underground storage, at FIFO cost . . . . . . . . . . . . . .               47.6             207.5
   Materials and supplies, at average cost  . . . . . . . . . . . . . .               41.3              40.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .5                .7
                                                                               -----------       -----------
                                                                                     446.5             650.7
                                                                               -----------       -----------

Other Assets:
   Deferred charges and other . . . . . . . . . . . . . . . . . . . . .              137.9             115.6
   Investment in pipeline partnerships  . . . . . . . . . . . . . . . .               38.4              37.5
   Assets related to excess gas supply  . . . . . . . . . . . . . . . .              111.8             120.7
                                                                               -----------       -----------
                                                                                     288.1             273.8
                                                                               -----------       -----------

                                                                               $   1,892.8       $   1,920.3
                                                                               -----------       -----------
                                                                               -----------       -----------


               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               March 31,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized and outstanding
     1,000 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .        $        .1       $        .1
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .              466.2             466.2
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .              295.8             503.0
                                                                               -----------       -----------
                                                                                     762.1             969.3
                                                                               -----------       -----------

Mandatory Redemption Cumulative Preferred Stock, $1 par value,
   authorized 10,000,000 shares, outstanding 1,086,640 shares . . . . .                                 26.0
                                                                               -----------       -----------
Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              480.7             356.6
                                                                               -----------       -----------

Obligation Under Capital Leases . . . . . . . . . . . . . . . . . . . .               16.6              17.4
                                                                               -----------       -----------

Current Liabilities:
   Early redemption and sinking fund requirements of preferred stock  .               33.7               7.7
   Obligation under capital leases  . . . . . . . . . . . . . . . . . .                3.0               3.0
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .              201.0             207.3
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .               26.4             (15.8)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               62.0              52.3
                                                                               -----------       -----------
                                                                                     326.1             254.5
                                                                               -----------       -----------

Deferred Credits and Other:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . .              217.1             217.1
   Unamortized rate reductions for excess deferred federal income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               10.6              12.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               79.6              66.8
                                                                               -----------       -----------
                                                                                     307.3             296.5
                                                                               -----------       -----------

                                                                               $   1,892.8       $   1,920.3
                                                                               -----------       -----------
                                                                               -----------       -----------







               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Millions of Dollars)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1994        1993
                                                                                        ---------   ---------
                                                                                             (Unaudited)

Revenues:
   Storage and transportation . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   195.6   $   154.4
   Gas sales  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43.1       196.8
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5.7        10.9
                                                                                        ---------   ---------
                                                                                            244.4       362.1
                                                                                        ---------   ---------

Costs and Expenses:
   Operation and maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . .         104.3        86.3
   Cost of gas sold . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          40.3       176.0
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12.3        11.0
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12.2        13.3
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26.7        25.8
                                                                                        ---------   ---------
                                                                                            195.8       312.4
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48.6        49.7
   Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .            .8         1.1
                                                                                        ---------   ---------

Earnings Available for Common Stockholder . . . . . . . . . . . . . . . . . . . . .     $    47.8   $    48.6
                                                                                        ---------   ---------
                                                                                        ---------   ---------




















               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)

Cash Flows from Operating Activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   48.6        $   49.7
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         12.9            11.5
        Net decrease (increase) in working capital  . . . . . . . . . . . .          9.0           (29.2)
        Net decrease in other assets/liabilities  . . . . . . . . . . . . .         12.5            27.1
                                                                                --------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .         34.4             9.4
                                                                                --------        --------
        Net cash provided by operating activities . . . . . . . . . . . . .         83.0            59.1
                                                                                --------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from affiliate  . . . . . . . . .        104.4           (52.5)
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .           .1             (.8)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .                         22.5
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .        (30.1)          (13.5)
                                                                                --------        --------

        Net cash provided by (used in) investing activities . . . . . . . .         74.4           (44.3)
                                                                                --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . .        125.0               -
   Retirement of long-term debt, capital lease obligations and
     preferred stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .          (.8)           (3.3)
   Common stock dividends paid  . . . . . . . . . . . . . . . . . . . . . .       (255.0)          (11.3)
   Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . .          (.8)           (1.1)
                                                                                --------        --------

        Net cash used in financing activities . . . . . . . . . . . . . . .       (131.6)          (15.7)
                                                                                --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . . .         25.8             (.9)

Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .         33.9             3.1
                                                                                --------        --------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   59.7        $    2.2
                                                                                --------        --------
                                                                                --------        --------



               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's results of operations or financial position.

     The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"), effective January 1, 1994. The effects of the changes required by FAS 112 are not material to the Company.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $2.2 million and $3.1 million for the three-month periods ended March 31, 1994 and 1993, respectively. Cash payments (refunds) for income taxes amounted to ($14.8) million and $21.6 million for the three-month periods ended March 31, 1994 and 1993, respectively. In March 1994, $162.1 million was transferred from "Gas in underground storage" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
   Federal Income Taxes:
     Currently payable  . . . . . . . . . . . . . . . . . . . . . . . . . .     $   32.3        $   11.6
     Deferred   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (8.0)           12.2
                                                                                --------        --------
                                                                                    24.3            23.8
   State and City Income Taxes  . . . . . . . . . . . . . . . . . . . . . .          2.4             2.0
                                                                                --------        --------
                                                                                $   26.7        $   25.8
                                                                                --------        --------
                                                                                --------        --------

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by American Natural Resources Company, a wholly-owned subsidiary of Coastal Natural Gas Company. Coastal Natural Gas Company is a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation, Environmental and Regulatory Matters

     Litigation
     Numerous lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material effect on the Company's financial position.

     Environmental Matters

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in two "Superfund" waste disposal sites. At one site for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean-up costs of approximately $1.8 million, the Company estimates its pro-rata exposure is $15,000. At the other site, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs.

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

     Regulatory Matters

     On March 10, 1992, the Company submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement involved, inter alia, an array of new sales, delivery, transportation and storage service alternatives and the implementation of a gas inventory charge, designed to compensate the Company for the costs of standing ready to serve its sales customers. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed the Company at risk for under-collections. As required by the

Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and March 31, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other."

     On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. The Company now offers a wide range of "unbundled" storage, transportation and balancing services. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving the Company's restructuring filings. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, the Company is now fully in compliance with Order 636 and the requirements of the orders on ANR Pipeline's restructuring filings. ANR Pipeline filed the required tariff modifications on April 8, 1994.

     On December 17, 1992, the FERC issued a policy statement that outlined changes on how pipelines may recover the costs of employees' postretirement benefits other than pensions. The FERC's policy will be to recognize, as a component of jurisdictional cost-based rates, allowances for Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") costs of company employees when determined on an accrual basis, provided certain conditions are met.

     On November 1, 1993, the Company filed a general rate increase with the FERC. The increase represents higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., FAS 106 and FAS 112. On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in the Company's rate case proceeding at Docket No. RP94-43. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order
636. On April 7, 1994, the Company submitted a compliance filing pursuant to the requirements of the March 23, 1994 order. Further, on April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. The Company has also sought rehearing and, if necessary, will seek judicial review of the March 23, 1994 order.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to FERC approval, including an approval for the Company to recover the settlement costs from its customers. It is anticipated that applications for such FERC approvals will be filed shortly.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of March 31, 1994, the Company has incurred transition costs in the amount of $40.3 million. As a result of the recovery mechanisms provided under Order 636, the Company anticipates that these transition costs will not have a material effect on its financial position or its results of operations.

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

5.   Take-or-Pay Obligations

     "Assets related to excess gas supply" consists of $111.8 million and $120.7 million at March 31, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

     Contract reformation and take-or-pay costs incurred as a result of the mandated Order 636 restructuring will be recovered under the transition cost mechanisms of Order 636, as well as through negotiated agreements with the Company's customers. The Company believes that these mechanisms provide adequate coverage for such costs.

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

6.   Mandatory Redemption Cumulative Preferred Stock

     On June 16, 1994, the Company will redeem all shares of its outstanding Cumulative Preferred Stock. Of the 800,000 outstanding shares of the publicly held $2.12 Series, 200,000 shares will be redeemed under sinking fund provisions at $25.00 per share, and 600,000 shares will be redeemed under optional redemption provisions at $25.318 per share. Of the 200,000 outstanding shares of the publicly held $2.675 Series, all shares will be redeemed under sinking fund provisions at $25.00 per share. Of the 86,640 outstanding shares of the privately held $12.00 Series, all shares will be redeemed under optional redemption provisions at $103.79 per share. Redemption of these series include the payment of accrued dividends to June 16, 1994.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     General. In February 1994, the Company completed an offering of $125 million in principal amount of 7-3/8% 30-year Debentures due February 2024. The net proceeds from the sale of the Debentures were added to the internally generated funds of the Company and were used for capital expenditures and for other general corporate purposes, including the payment of a $255 million dividend on its common stock in March 1994.

     On June 16, 1994, the Company will redeem all shares of its outstanding Cumulative Preferred Stock. For additional information regarding this matter, see Note 6 of Notes to Consolidated Financial Statements, included herein.
     Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Gas in Underground Storage. The decreases in "Gas in underground storage" of $159.9 million is attributable to a transfer in the first quarter of 1994 of $162.1 million from working gas to "Property, Plant and Equipment." This transfer represents the reclassification of working gas to recoverable base gas, which is not depreciable, pending FERC approval.

     Environmental. Information concerning environmental matters is set forth in Note 4 of the Notes to Consolidated Financial Statements included herein.

                            Results of Operations

     In the fourth quarter of 1993, the Company implemented its Order 636 restructuring (see Note 4 of Notes to Consolidated Financial Statements), and now offers an array of "unbundled" storage, transportation and balancing service options. Under Order 636, the Company no longer offers a merchant service. Because of this, a significant portion of the Company's gas purchase contracts have been bought out or assigned. The Company is continuing to negotiate the termination of a number of gas purchase contract obligations which still exist and believes it will recover any costs associated with the resolution of these negotiations with no significant financial impact. In 1994, gas sales revenues reflect amounts related to the auctioning of purchases required under these existing gas purchase contracts, in addition to purchased gas adjustment recoveries from customers. While operating revenues have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount, thereby having little net impact on earnings.

     The change in the Company's earnings for the three-month period ended March 31, 1994 in comparison to the same period in 1993 is a result of the following:

     Revenues. Storage and transportation revenues increased by 27% for the three-month period ended March 31, 1994 as compared to the same period in 1993. The primary factors contributing to the increased revenue were increased rates due to the implementation of Order 636 and colder weather experienced in the first quarter of 1994 as compared to the same period in 1993, resulting in additional throughput.

     Gas sales revenues and cost of gas sold both decreased by approximately 77% for the three-month period ended March 31, 1994 as compared to the same period in 1993 largely as a result of elimination of the Company's merchant service, as mentioned above.

     Other revenues decreased by $5.2 million for the three-month period ended March 31, 1994 as compared to the same period in 1993 primarily because of a decrease in revenues from investments in pipeline partnerships.

     Operation and Maintenance. The increase in operation and maintenance expenses of $18 million for the three-month period ended March 31, 1994 as compared to the same period in 1993 is largely due to an adjustment in 1993 to the estimated costs recorded in 1992 related to the settlement of the Company's 1989 rate case and the Interim Settlement, and increased storage expenses due to the addition of 42 billion cubic feet of storage capacity provided by Blue Lake Gas Storage Company, commencing in April 1993.

     Depreciation. The increase in depreciation expense of $1.3 million for the three-month period ended March 31, 1994 as compared to the same period in 1993 is primarily due to an increase in plant balances and a 1993 adjustment to depreciation rates relating to liquid separation facilities.

     Interest Expense. Interest expense decreased by $1.1 million for the three-month period ended March 31, 1994 as compared to the same period in 1993 due to a lower effective interest rate on long-term debt.

                    Recent Adoption of FASB Pronouncements

     Information concerning the adoption of FAS 112 is set forth in Note 1 of Notes to Consolidated Financial Statements, included herein.

                              Other Developments

     On March 25, 1994, the FERC issued an order approving, with conditions, the acquisition of certain existing natural gas transmission facilities from Arkla, Inc. ("Arkla"), subject to certain conditions and modifications. ANR Pipeline and Arkla have requested rehearing of this order.

     The FERC was informed on April 6, 1994, that as a result of revised market forecasts, certain facility adjustments for both the proposed Liberty
Pipeline project, as well as the related upstream pipelines, will be required, thereby delaying the in-service date until late 1996.

     The Canadian National Energy Board has denied the applications of Interprovincial Pipe Line System Inc. and its subsidiary to own and operate InterCoastal Pipe Line, a proposed natural gas pipeline in Southern Ontario. The Company and the other project sponsors are currently evaluating the viability of this project or other alternatives.

                                   PART II

                              OTHER INFORMATION
Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Notes 4 and 5 of the Notes to Consolidated Financial Statements set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.
         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             None.

         (b)     Reports on Form 8-K.

             A report on Form 8-K was filed on February 16, 1994.

             The item reported was:

             Item 7.  Financial Statements and Exhibits.

             (c)      Exhibits

                 (1) Underwriting agreement dated February 14, 1994, between the Company and Citicorp Securities, Inc. as Representative of the Underwriters.

                 (12) Ratio of Earnings to Fixed Charges.

                 (28) Press release dated February 15, 1994

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ANR PIPELINE COMPANY
                                          (Registrant)


                                       WILLIAM L. JOHNSON
Date: May 13, 1994          By: ------------------------------
                                       William L. Johnson
                                         Vice President
                                         and Controller
                                   (As Authorized Officer and
                                    Chief Accounting Officer)