Form 10-Q
period 1994-06-30
ANR PIPELINE CO
filed 1994-08-11
CIK 65695

- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

    As of July 29, 1994, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

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


                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                                June 30,        December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .        $   3,357.2       $   3,170.1
   Less   Accumulated depreciation  . . . . . . . . . . . . . . . . . .            2,201.9           2,174.3
                                                                               -----------       -----------
                                                                                   1,155.3             995.8
                                                                               -----------       -----------

Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .               28.2              33.9
   Note receivable from affiliate . . . . . . . . . . . . . . . . . . .              139.7             285.5
   Accounts receivable - Nonaffiliates  . . . . . . . . . . . . . . . .               55.5              76.5
                       - Affiliates . . . . . . . . . . . . . . . . . .               25.8               6.0
   Gas in underground storage, at FIFO cost . . . . . . . . . . . . . .               45.9             207.5
   Materials and supplies, at average cost  . . . . . . . . . . . . . .               41.3              40.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .6                .7
                                                                               -----------       -----------
                                                                                     337.0             650.7
                                                                               -----------       -----------

Other Assets:
   Deferred charges and other . . . . . . . . . . . . . . . . . . . . .              139.4             115.6
   Investment in pipeline partnerships  . . . . . . . . . . . . . . . .               41.2              37.5
   Assets related to excess gas supply  . . . . . . . . . . . . . . . .              105.6             120.7
                                                                               -----------       -----------
                                                                                     286.2             273.8
                                                                               -----------       -----------

                                                                               $   1,778.5       $   1,920.3
                                                                               -----------       -----------
                                                                               -----------       -----------



               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                                June 30,        December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    --------------
                                                                              (Unaudited)
Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized and outstanding
     1,000 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .        $      .1         $      .1
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            466.2             466.2
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            262.0             503.0
                                                                               ---------         ---------
                                                                                   728.3             969.3
                                                                               ---------         ---------

Mandatory Redemption Cumulative Preferred Stock, $1 par value, authorized 10,000,000 shares, outstanding 1,086,640 shares at
   December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .                -              26.0
                                                                               ---------         ---------

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            496.6             374.0
                                                                               ---------         ---------

Current Liabilities:
   Sinking fund requirements of preferred stock . . . . . . . . . . . .                -               7.7
   Accounts payable - Nonaffiliates . . . . . . . . . . . . . . . . . .            147.3             189.6
                    - Affiliates  . . . . . . . . . . . . . . . . . . .             14.9              17.7
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .              6.2             (15.8)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             69.6              55.3
                                                                               ---------         ---------
                                                                                   238.0             254.5
                                                                               ---------         ---------

Deferred Credits and Other:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . .            224.4             217.1
   Unamortized rate reductions for excess deferred federal income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7.8              12.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             83.4              66.8
                                                                               ---------         ---------
                                                                                   315.6             296.5
                                                                               ---------         ---------

                                                                               $ 1,778.5         $ 1,920.3
                                                                               ---------         ---------
                                                                               ---------         ---------









               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Millions of Dollars)

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
Revenues:
   Storage and transportation
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .      $   166.1  $    153.2  $   354.0   $   302.0
     Affiliates   . . . . . . . . . . . . . . . . . . . . .            3.8         3.1       11.5         8.7
   Gas sales
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .            2.9       173.7       17.0       370.5
     Affiliates   . . . . . . . . . . . . . . . . . . . . .           20.5           -       49.5           -
   Other  . . . . . . . . . . . . . . . . . . . . . . . . .            9.3         7.6       15.0        18.5
                                                                 ---------  ----------  ---------   ---------
                                                                     202.6       337.6      447.0       699.7
                                                                 ---------  ----------  ---------   ---------

Costs and Expenses:
   Operation and maintenance
     Nonaffiliates  . . . . . . . . . . . . . . . . . . . .           56.0        74.3      126.0       139.0
     Affiliates   . . . . . . . . . . . . . . . . . . . . .           27.5        27.6       61.8        49.2
   Cost of gas sold . . . . . . . . . . . . . . . . . . . .           31.5       157.7       71.8       333.7
   Depreciation . . . . . . . . . . . . . . . . . . . . . .           12.3        11.8       24.6        22.8
   Interest expense . . . . . . . . . . . . . . . . . . . .           13.7        12.8       25.9        26.1
   Taxes on income  . . . . . . . . . . . . . . . . . . . .           18.3        16.4       45.0        42.2
                                                                 ---------  ----------  ---------   ---------
                                                                     159.3       300.6      355.1       613.0
                                                                 ---------  ----------  ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .           43.3        37.0       91.9        86.7
   Dividends on preferred stock . . . . . . . . . . . . . .             .7         1.1        1.5         2.2
                                                                 ---------  ----------  ---------   ---------

Earnings Available for Common Stockholder . . . . . . . . .      $    42.6  $     35.9  $    90.4   $    84.5
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------















               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   91.9        $   86.7
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         25.8            23.7
        Net decrease (increase) in working capital
           Nonaffiliates  . . . . . . . . . . . . . . . . . . . . . . . . .         13.8            96.2
           Affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .        (22.6)          (27.2)
        Net decrease in other assets/liabilities  . . . . . . . . . . . . .         23.9            40.1
                                                                                --------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .         40.9           132.8
                                                                                --------        --------

        Net cash provided by operating activities . . . . . . . . . . . . .        132.8           219.5
                                                                                --------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from affiliate  . . . . . . . . .        145.8          (186.8)
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .           .2            (2.8)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .2            24.7
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .        (41.4)          (30.5)
                                                                                --------        --------

        Net cash provided by (used in) investing activities . . . . . . . .        104.8          (195.4)
                                                                                --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . .        125.0               -
   Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .         (1.5)           (7.9)
   Early retirement of preferred stock  . . . . . . . . . . . . . . . . . .        (34.0)              -
   Common stock dividends paid  . . . . . . . . . . . . . . . . . . . . . .       (331.0)          (16.4)
   Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . .         (1.8)           (2.2)
                                                                                --------        --------

        Net cash used in financing activities . . . . . . . . . . . . . . .       (243.3)          (26.5)
                                                                                --------        --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .         (5.7)           (2.4)
Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .         33.9             3.1
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   28.2        $     .7
                                                                                --------        --------
                                                                                --------        --------



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

    Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $19.3 million and $23.5 million for the six month periods ended June 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $19.4 million and $35.6 million for the six month periods ended June 30, 1994 and 1993, respectively. In March 1994,
$162.1 million was transferred from "Gas in underground storage" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.  Income Taxes

    Provisions for income taxes were as follows (millions of dollars):

                                                                  Three Months Ended       Six Months Ended
                                                                       June 30,                June 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Federal Income Taxes:
     Currently payable  . . . . . . . . . . . . . . . . . .      $     9.0  $     27.8  $    41.3   $    39.4
     Deferred   . . . . . . . . . . . . . . . . . . . . . .           10.3       (11.3)       2.3          .9
                                                                 ---------  ----------  ---------   ---------
                                                                      19.3        16.5       43.6        40.3
   State and City Income Taxes  . . . . . . . . . . . . . .           (1.0)        (.1)       1.4         1.9
                                                                 ---------  ----------  ---------   ---------
                                                                 $    18.3  $     16.4  $    45.0   $    42.2
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

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

4.  Litigation, Environmental and Regulatory Matters

    Litigation

    Numerous lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's financial position or results of operations.

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

    The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in four "Superfund" waste disposal sites. At one site for which the Environmental Protection Agency ("EPA") has developed sufficient information to estimate total clean up costs of approximately $1.8 million, the Company estimates its pro-rata exposure is $15,000. At the other three sites, the EPA is currently unable to provide the Company with an estimate of total clean-up costs and, accordingly, the Company is unable to calculate its share of those costs.

    There are additional areas of environmental remediation responsibilities which may fall on the Company. Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's liquidity, financial position, or results of operations.

    Regulatory Matters

    On March 10, 1992, the Company submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and June 30, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other."

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

    On November 1, 1993, the Company filed a general rate increase with the FERC at Docket RP94-43 ("RP94-43"). The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. On April 7, 1994, the Company submitted a compliance filing pursuant to the requirements of the March 23, 1994 order. Further, on April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. The Company has also sought rehearing and, if necessary, will seek judicial review of the March 23, 1994 order.

    ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. The Company believes the ultimate resolution of the Dakota related issues will not have a material adverse impact on its financial position or results of operations.

    Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of June 30, 1994, the Company has incurred transition costs in the amount of $35.1 million. The Company has filed for recovery of approximately $21.3 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and subject to further proceedings. In addition, the Company has filed for recovery of approximately $90 million (present value at August 1, 1994) of costs to be incurred associated with the Settlement Agreement, as mentioned above. Additional transition cost filings will be made by the Company in the future. As a result of the recovery mechanisms provided under Order 636, the Company anticipates that these transition costs will not have a material adverse effect on its financial position or results of operations.

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

5.  Take-or-Pay Obligations

    "Assets related to excess gas supply" consists of $105.6 million and $120.7 million at June 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

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

    The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the six month period ended June 30, 1994.

6.  Mandatory Redemption Cumulative Preferred Stock

    On June 16, 1994, the Company redeemed all outstanding shares of its Cumulative Preferred Stock. Of the 800,000 outstanding shares of the publicly held $2.12 Series, 200,000 shares were redeemed under sinking fund provisions at $25.00 per share, and 600,000 shares were redeemed under optional redemption provisions at $25.318 per share. Of the 200,000 outstanding shares of the publicly held $2.675 Series, all shares were redeemed under sinking fund provisions at $25.00 per share. Of the 86,640 outstanding shares of the privately held $12.00 Series, all shares were redeemed under optional redemption provisions at $103.79 per share. Redemption of these series included the payment of accrued dividends to June 16, 1994. A $328,000 premium paid in excess of par value to redeem the remaining outstanding preferred stock was charged directly to retained earnings in accordance with FERC accounting procedures.


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

    General. In February 1994, the Company completed an offering of $125 million in principal amount of 7-3/8% 30-year Debentures due in February 2024. The net proceeds from the sale of the Debentures were added to the internally generated funds of the Company and were used for capital expenditures and for other general corporate purposes, including the payment of a $255 million dividend on its common stock in March 1994. In June 1994, the Company paid an additional $76 million dividend on its common stock which was financed from internally generated funds.

    On June 16, 1994, the Company redeemed all shares of its outstanding Cumulative Preferred Stock. For additional information regarding this matter, see Note 6 of Notes to Consolidated Financial Statements, included herein.

    Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

    Gas in Underground Storage. The decrease in "Gas in underground storage" of $161.6 million is attributable to a transfer in the first quarter of 1994 of $162.1 million from working gas to "Property, Plant and Equipment." This transfer represents the reclassification of working gas to recoverable base gas, which is not depreciable, pending FERC approval.

    Currency Swaps. The Company has outstanding bonds for 125 million Swiss francs. The Company's entire foreign currency risk associated with this debt, including principal and interest, has been hedged by entering into currency swap agreements with maturities matching those of the underlying debt. In the event of nonperformance by the counterparties to the currency swaps, the Company would have possible exposure to credit loss in the amount of $35.4 million as of June 30, 1994. However, the Company has largely mitigated the risk of such a loss occurring by limiting the counterparties of these agreements to a major international bank and a major international financial institution, both with excellent credit ratings.

    Environmental. Information concerning environmental matters is set forth in Note 4 of Notes to Consolidated Financial Statements, included herein.

                            Results of Operations

    On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see
Note 4 of Notes to Consolidated Financial Statements). The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly demand charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. In addition, the adoption of Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

    ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. The Company now offers a wide range of "unbundled" storage, transportation and balancing services. In anticipation of the competitive environment created by Order 636, the Company entered into a number of firm, long-term storage and transportation contracts with customers. As a result, the majority of the revenue the Company receives from storage and transportation services is now derived from demand charges associated with these contracts. This will provide a stable stream of revenue and related cash flow for the Company regardless of capacity usage by customers.

    As a result of Order 636, the Company no longer offers a merchant service. Because of this, a significant portion of the Company's gas purchase contracts have been bought out or assigned. The Company is continuing to negotiate the termination of a number of gas purchase contract obligations which still exist and believes it will recover any costs associated with the resolution of these negotiations with no significant financial impact. In 1994, gas sales revenues reflect amounts related to the auctioning of purchases required under these existing gas purchase contracts, in addition to purchased gas adjustment recoveries from customers. While operating revenues have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount, thereby having minimal net impact on earnings.

    The change in the Company's earnings for the three and six month periods ended June 30, 1994 in comparison to the corresponding periods in 1993 is a result of the following:

    Revenues. Storage and transportation revenues increased for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993 by 9% and 18%, respectively. The primary factors contributing to the increased revenue were the adoption of the SFV rate setting methodology due to the implementation of Order 636, as previously mentioned, and colder weather experienced in the first quarter of 1994 as compared to the same period in 1993, resulting in additional throughput. These increases were partially offset by a $6.5 million provision for rate related contingencies associated with RP94-43, recorded in the second quarter of 1994.

    Gas sales revenues and cost of gas sold significantly decreased for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993 as a result of the elimination of the Company's merchant service, as mentioned above.

    Other revenues increased for the three month period ended June 30, 1994 by $1.7 million and decreased for the six month period ended June 30, 1994 by $3.5 million, as compared to the same periods in 1993, respectively. The variances are primarily the result of fluctuations in revenues from investments in pipeline partnerships.

    Operation and Maintenance. Operation and maintenance expenses for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993 decreased by $18.4 million and $.4 million, respectively. The decrease in the three months ended June 30, 1994 is largely due to a decrease in transportation services provided by others and a benefit in 1994 related to revisions of certain estimated costs. On a six month basis, these second quarter decreases were offset by a 1993 benefit related to the settlement of the Company's 1989 rate case and the Interim Settlement, and increased storage expenses due to the addition of 42 billion cubic feet of storage capacity provided by Blue Lake Gas Storage Company, commencing in April 1993.

    Depreciation. Depreciation expense increased for the six month period ended June 30, 1994 as compared to the same period in 1993 by $1.8 million. The increase is primarily due to an increase in plant balances and an adjustment in the first quarter of 1993, reducing depreciation rates relating to liquid separation facilities.

    Taxes on Income. Income taxes increased for the three and six month periods ended June 30, 1994 as compared to the same periods in 1993, primarily as a result of increases in pre-tax income.

Item 2.B.  Other Developments

    On May 25, 1994, FERC issued a preliminary determination on SunShine Interstate Transmission Company's application, approving the application with certain conditions and subject to the outcome of the environmental analysis being conducted by the FERC, which involves preparation of an Environmental Impact Statement on both the interstate and intrastate portions of the project. Rehearing of several of the conditions imposed by that preliminary determination is pending at the FERC.

    Sponsors of the Liberty Pipeline project ("Liberty") asked the FERC, on August 1, 1994, to postpone indefinitely its review of the project. The decision follows the withdrawal in early June of one key shipper and a project partner and the recent withdrawal of another shipper. As a result of these changes, Liberty cannot be reformulated in time to meet a 1996 in-service date. The Liberty partners still believe that an additional delivery point onto Long Island, as proposed by Liberty, will be necessary in the future, and they plan to continue to pursue that goal.

    The Canadian National Energy Board ("NEB") has denied the applications of Interprovincial Pipe Line System Inc. and its subsidiary to own and operate InterCoastal Pipe Line, a proposed natural gas pipeline in Southern Ontario. ANR Pipeline will not seek further review of the NEB's denial of the applications. The Company intends to continue to pursue the potential for providing transportation and storage services into Canada and the Northeastern United States and is discussing alternative arrangements to provide services to these markets.

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 1994.


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ANR PIPELINE COMPANY
                                                      (Registrant)

Date:  August 11, 1994                  By:        WILLIAM L. JOHNSON
                                            ---------------------------------
                                                   William L. Johnson
                                                     Vice President
                                                     and Controller
                                               (As Authorized Officer and
                                                Chief Accounting Officer)