Form 10-Q
period 1994-09-30
ANR PIPELINE CO
filed 1994-11-14
CIK 65695

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

For the quarterly period ended September 30, 1994

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

    As of October 31, 1994, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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


                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                             September 30,      December 31,
                                   ASSETS                                        1994               1993
                                                                            ---------------    ---------------
                                                                              (Unaudited)
Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .        $   3,365.3       $   3,170.1
   Less   Accumulated depreciation  . . . . . . . . . . . . . . . . . .            2,213.2           2,174.3
                                                                               -----------       -----------
                                                                                   1,152.1             995.8
                                                                               -----------       -----------
Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .               32.2              33.9
   Note receivable from related party . . . . . . . . . . . . . . . . .              197.5             285.5
   Accounts receivable   Others . . . . . . . . . . . . . . . . . . . .               36.3              73.2
                         Related parties  . . . . . . . . . . . . . . .              30.2               9.3
   Gas in underground storage, at FIFO cost . . . . . . . . . . . . . .               46.3             207.5
   Materials and supplies, at average cost  . . . . . . . . . . . . . .               40.8              40.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .5                .7
                                                                               -----------       -----------
                                                                                     383.8             650.7
                                                                               -----------       -----------
Other Assets:
   Deferred charges and other . . . . . . . . . . . . . . . . . . . . .              152.8             115.6
   Investment in pipeline partnerships  . . . . . . . . . . . . . . . .               38.8              37.5
   Assets related to excess gas supply  . . . . . . . . . . . . . . . .               98.0             120.7
                                                                               -----------       -----------
                                                                                     289.6             273.8
                                                                               -----------       -----------
                                                                               $   1,825.5       $   1,920.3
                                                                               -----------       -----------
                                                                               -----------       -----------




               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                             September 30,      December 31,
                    STOCKHOLDERS' EQUITY AND LIABILITIES                         1994               1993
                                                                            ---------------    ---------------
                                                                              (Unaudited)
Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized and outstanding
     1,000 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .        $      .1         $      .1
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .            466.2             466.2
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .            288.5             503.0
                                                                               ---------         ---------
                                                                                   754.8             969.3
                                                                               ---------         ---------

Mandatory Redemption Cumulative Preferred Stock, $1 par value, authorized 10,000,000 shares, outstanding 1,086,640 shares at
   December 31, 1993  . . . . . . . . . . . . . . . . . . . . . . . . .                -              26.0
                                                                               ---------         ---------

Long-Term Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            495.8             374.0
                                                                               ---------         ---------

Current Liabilities:
   Sinking fund requirements of preferred stock . . . . . . . . . . . .                -               7.7
   Accounts payable   Others  . . . . . . . . . . . . . . . . . . . . .            156.9             194.0
                      Related parties . . . . . . . . . . . . . . . . .             10.3              13.3
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .              9.6             (15.8)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             87.2              55.3
                                                                               ---------         ---------
                                                                                   264.0             254.5
                                                                               ---------         ---------

Deferred Credits and Other:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . .            226.9             217.1
   Unamortized rate reductions for excess deferred federal income
     taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              7.2              12.6
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             76.8              66.8
                                                                               ---------         ---------
                                                                                   310.9             296.5
                                                                               ---------         ---------

                                                                               $ 1,825.5         $ 1,920.3
                                                                               ---------         ---------
                                                                               ---------         ---------










               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Millions of Dollars)

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
Revenues:
   Storage and transportation
     Others   . . . . . . . . . . . . . . . . . . . . . . .      $   165.0  $    146.0  $   519.9   $   447.8
     Related parties  . . . . . . . . . . . . . . . . . . .            4.5         3.1       15.1        12.0
   Gas sales
     Others   . . . . . . . . . . . . . . . . . . . . . . .            3.5       147.2       20.5       517.7
     Related parties  . . . . . . . . . . . . . . . . . . .           18.3           -       67.8           -
   Other revenues
     Others   . . . . . . . . . . . . . . . . . . . . . . .           23.3         3.7       28.9        13.5
     Related parties  . . . . . . . . . . . . . . . . . . .           16.0         3.9       25.4        12.6
                                                                 ---------  ----------  ---------   ---------
                                                                     230.6       303.9      677.6     1,003.6
                                                                 ---------  ----------  ---------   ---------

Costs and Expenses:
   Operation and maintenance
     Others   . . . . . . . . . . . . . . . . . . . . . . .           75.0        82.5      211.0       221.7
     Related parties  . . . . . . . . . . . . . . . . . . .           25.2        25.0       77.0        74.0
   Cost of gas
     Others   . . . . . . . . . . . . . . . . . . . . . . .           52.5        77.6      117.0       406.7
     Related parties  . . . . . . . . . . . . . . . . . . .            7.5        43.4       14.8        48.0
   Depreciation . . . . . . . . . . . . . . . . . . . . . .           12.4        12.0       37.0        34.8
   Interest expense . . . . . . . . . . . . . . . . . . . .           14.4        12.9       40.3        39.0
   Taxes on income  . . . . . . . . . . . . . . . . . . . .           17.2        19.4       62.2        61.6
                                                                 ---------  ----------  ---------   ---------
                                                                     204.2       272.8      559.3       885.8
                                                                 ---------  ----------  ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .           26.4        31.1      118.3       117.8
   Dividends on preferred stock . . . . . . . . . . . . . .              -         1.0        1.5         3.2
                                                                 ---------  ----------  ---------   ---------

Earnings Available for Common Stockholder . . . . . . . . .      $    26.4  $     30.1  $   116.8   $   114.6
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------












               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                  1994            1993
                                                                                --------        --------
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  118.3        $  117.8
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         38.8            36.1
        Net decrease (increase) in working capital
           Others . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         56.2            94.6
           Related parties  . . . . . . . . . . . . . . . . . . . . . . . .        (23.9)          (12.4)
        Net decrease in other assets/liabilities  . . . . . . . . . . . . .         16.5            67.9
                                                                                --------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .         87.6           186.2
                                                                                --------        --------

        Net cash provided by operating activities . . . . . . . . . . . . .        205.9           304.0
                                                                                --------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from related party  . . . . . . .         88.0          (245.7)
   Gas supply settlements and prepayments . . . . . . . . . . . . . . . . .            -            (2.9)
   Recovery of gas supply prepayments . . . . . . . . . . . . . . . . . . .           .3            24.8
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .        (51.8)          (33.4)
                                                                                --------        --------

        Net cash provided by (used in) investing activities . . . . . . . .         36.5          (257.2)
                                                                                --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . .        125.0               -
   Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .         (2.3)          (20.9)
   Redemptions and early retirement of preferred stock  . . . . . . . . . .        (34.0)           (7.7)
   Common stock dividends paid  . . . . . . . . . . . . . . . . . . . . . .       (331.0)          (16.4)
   Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . .         (1.8)           (3.3)
                                                                                --------        --------

        Net cash used in financing activities . . . . . . . . . . . . . . .       (244.1)          (48.3)
                                                                                --------        --------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . . . . . .         (1.7)           (1.5)

Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .         33.9             3.1
                                                                                --------        --------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   32.2        $    1.6
                                                                                --------        --------
                                                                                --------        --------



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

    Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $27.1 million and $26.3 million for the nine month periods ended September 30, 1994 and 1993, respectively. Cash payments for income taxes amounted to $31.2 million and $65.9 million for the nine month periods ended September 30, 1994 and 1993, respectively. In March 1994, $162.1 million was transferred from "Gas in underground storage" to "Property, Plant and Equipment" and included as part of base gas, pending Federal Energy Regulatory Commission ("FERC") approval.

2.  Income Taxes

    Provisions for income taxes were as follows (millions of dollars):

                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 ---------------------  ---------------------
                                                                   1994        1993        1994        1993
                                                                 ---------  ----------  ---------   ---------
                                                                      (Unaudited)            (Unaudited)
   Federal Income Taxes:
     Currently payable  . . . . . . . . . . . . . . . . . .      $    22.2  $     36.4  $    63.5   $    75.8
     Deferred   . . . . . . . . . . . . . . . . . . . . . .           (6.4)      (18.5)      (4.1)      (17.6)
                                                                 ---------  ----------  ---------   ---------
                                                                      15.8        17.9       59.4        58.2
   State and City Income Taxes  . . . . . . . . . . . . . .            1.4         1.5        2.8         3.4
                                                                 ---------  ----------  ---------   ---------
                                                                 $    17.2  $     19.4  $    62.2   $    61.6
                                                                 ---------  ----------  ---------   ---------
                                                                 ---------  ----------  ---------   ---------

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

    Regulatory Matters

    On March 10, 1992, the Company submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Such refund obligations were recorded at December 31, 1993 and September 30, 1994, and are included in the Consolidated Balance Sheet under "Deferred Credits and Other." Certain customers have disputed the level of those refunds. By order issued July 20, 1994, the FERC directed the Company to try to resolve all issues through informal procedures. The matter is still pending.

    On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. The United States Court of Appeals for the D. C. Circuit is in the process of developing a briefing schedule related to this judicial review. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. The Company now offers a wide range of "unbundled" storage, transportation and balancing services. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving the Company's restructuring filings. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, the Company is now fully in compliance with Order 636 and the requirements of the orders on ANR Pipeline's restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, the Company filed revised tariff sheets on July 18, 1994.

    On November 1, 1993, the Company filed a general rate increase with the FERC under Docket RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. The Company sought rehearing and, if necessary, will seek judicial review of certain aspects of the March 23, 1994 order. On April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994.

    ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. The Company believes the ultimate resolution of the Dakota related issues will not have a material adverse impact on its financial position or results of operations.

    Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of September 30, 1994, the Company has incurred transition costs in the amount of $39.5 million. The Company has filed for recovery of approximately $21.3 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and subject to further proceedings. In addition, the Company has filed for recovery of approximately $90 million (present value at August 1, 1994) of costs to be incurred associated with the Settlement Agreement, as mentioned above. Additional transition cost filings will be made by the Company in the future. As a result of the recovery mechanisms provided under Order 636, the Company anticipates that these transition costs will not have a material adverse effect on its financial position or results of operations.

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

5.  Take-or-Pay Obligations

    "Assets related to excess gas supply" consists of $98.0 million and $120.7 million at September 30, 1994 and December 31, 1993, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

    Contract reformation and take-or-pay costs incurred as a result of the mandated Order 636 restructuring will be recovered under the transition cost mechanisms of Order 636, or through negotiated agreements with the Company's customers. The Company believes that these mechanisms provide adequate coverage for such costs.

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

    The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the calendar year 1993 and the nine month period ended September 30, 1994.

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

                       Liquidity and Capital Resources

    General. In February 1994, the Company completed an offering of $125 million in principal amount of 7 % 30-year Debentures due in February 2024. The net proceeds from the sale of the Debentures were added to the general funds of the Company and were used for capital expenditures and for other general corporate purposes, including the payment of a $255 million dividend on its common stock in March 1994. In June 1994, the Company paid an additional $76 million dividend on its common stock which was financed from internally generated funds.

    On June 16, 1994, the Company redeemed all of the outstanding shares of its Cumulative Preferred Stock. For additional information regarding this matter, see Note 6 of Notes to Consolidated Financial Statements, included herein.

    Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

    Gas in Underground Storage. The decrease in "Gas in underground storage" of $161.2 million is attributable to a transfer in the first quarter of 1994 of $162.1 million from "Gas in underground storage" to "Property, Plant and Equipment." This transfer represents the reclassification of working gas to recoverable base gas, which is not depreciable, pending FERC approval.

    Currency Swaps. The Company has outstanding bonds for 125 million Swiss francs. The Company's entire foreign currency risk associated with this debt, including principal and interest, has been hedged by entering into currency swap agreements with maturities matching those of the underlying debt. In the event of nonperformance by the counterparties to the currency swaps, the Company would have possible exposure to credit loss in the amount of $40.2 million as of September 30, 1994. However, the Company has largely mitigated the risk of such a loss occurring by limiting the counterparties of these agreements to a major international bank and a major international financial institution, both with excellent credit ratings.

    Environmental. Information concerning environmental matters is set forth in Note 4 of Notes to Consolidated Financial Statements, included herein.

                            Results of Operations

    On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see
Note 4 of Notes to Consolidated Financial Statements). The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. In addition, the adoption of Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

    ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. The Company now offers a wide range of "unbundled" storage, transportation and balancing services. In anticipation of the competitive environment created by Order 636, the Company entered into a number of firm, long-term storage and transportation contracts with customers. As a result, the majority of the revenue the Company receives from storage and transportation services is now derived from reservation charges associated with these contracts. This will provide a stable stream of revenue and related cash flow for the Company regardless of capacity usage by customers.

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

    The change in the Company's earnings for the three and nine month periods ended September 30, 1994 in comparison to the corresponding periods in 1993 is a result of the following:

    Revenues. Storage and transportation revenues increased for the three and nine month periods ended September 30, 1994 as compared to the same periods in 1993 by 14% and 16%, respectively. The primary factor contributing to these increases was revenues associated with cost recovery mechanisms related to above market gas purchases and certain transportation services provided by others, which are offset by amounts included in cost of gas and operation and maintenance. Revenues have been reduced by provisions for rate related contingencies associated with Docket RP94-43 of $9.5 million and $16 million for the three and nine month periods ended
September 30, 1994, respectively.

    Gas sales revenues significantly decreased for the three and nine month periods ended September 30, 1994 as compared to the same periods in 1993 as a result of the elimination of the Company's merchant service, as discussed above.

    Other revenues increased for the three and nine month periods ended September 30, 1994 by $31.7 million and $28.2 million as compared to the same periods in 1993. The variances primarily result from revenues, recorded in the third quarter of 1994, related to transportation imbalances which have been cashed out. These revenues were offset by purchases included in cost of gas.

    Cost of Gas. Cost of gas significantly decreased for the three and nine month periods ended September 30, 1994, as compared to the same periods in 1993 as a result of the elimination of the Company's merchant service, as discussed above. Cost of gas includes purchases required under remaining existing gas purchase contracts, the amortization of purchased gas adjustment recoveries from customers, as well as gas purchases associated with transportation imbalances which have been cashed out.

    Operation and Maintenance. Operation and maintenance expenses for the three and nine month periods ended September 30, 1994 as compared to the same periods in 1993 decreased by $7.3 million and $7.7 million, respectively. These decreases were largely due to reductions in transportation services provided by others, partially offset by increased benefit costs related to the required adoption of FAS Nos. 106 and 112. Additionally, the nine month variance includes a benefit in 1993 related to revisions of certain estimated costs.

    Depreciation. Depreciation expense increased for the nine month period ended September 30, 1994 as compared to the same period in 1993 by $2.2 million, primarily due to an increase in plant balances.

    Taxes on Income. Income taxes decreased for the three month period ended September 30, 1994 by $2.2 million, as compared to the same period in 1993, primarily as a result of a decrease in pre-tax income.

Item 2.B. Other Developments.

    Effective September 9, 1994, Florida Power Corporation ("FPC") withdrew as an equity partner in both the SunShine Interstate Transmission Company and SunShine Pipeline Company ("SunShine") partnerships. As a result of FPC's withdrawal, interests in the partnerships are now held by affiliates of the Company and TransCanada PipeLines Limited. FPC continues to be a major customer of the SunShine Pipeline Project. However, FPC has indicated that its need for gas supply has been delayed. In light of this and market indicators, SunShine has obtained a postponement of its pipeline corridor certification hearing at the Florida Department of Environmental Protection until October 1995. Environmental review is also pending at the FERC.

    Sponsors of the Liberty Pipeline Project ("Liberty") asked the FERC, on August 1, 1994, to postpone indefinitely its review of the Project. As a result, the FERC dismissed the application on August 12, 1994. The Company and certain Liberty partners still believe that an additional delivery point onto Long Island, as originally proposed by Liberty, will be necessary in the future.

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

Item 2.    Changes in Securities.
           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.
Item 5.    Other Information.

           On September 15, 1994, Jeffrey A. Connelly was elected as president and chief executive officer of the Company. Mr. Connelly continues to serve as director of the Company. The number of members of the Company's Board of Directors was increased to thirteen with the election of the following new directors on September 21, 1994: O. S. Wyatt, Jr., Harold Burrow (Vice Chairman), David A. Arledge, John M. Bissell, Roy D. Chapin, Jr., Lawrence P. Doss, Martha O. Hesse, Richard A. Lietz, Wilber H. Mack, J. Carleton MacNeil, Jr. and James H. McNeal, Jr. James F. Cordes remains as Chairman of the Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits.

               (27)  Financial Data Schedule.

           (b) Reports on Form 8-K.
               No reports on Form 8-K were filed during the quarter ended September 30, 1994.


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          ANR PIPELINE COMPANY
                                              (Registrant)

Date:  November ___, 1994          By:     WILLIAM L. JOHNSON
                                       ---------------------------
                                           William L. Johnson
                                             Vice President
                                             and Controller
                                       (As Authorized Officer and
                                        Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                             Description
- --------------------------------------------------------------------------------------------------------------------------------
  27               Financial Data Schedule