Form 10-Q
period 1995-03-31
ANR PIPELINE CO
filed 1995-05-12
CIK 65695

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

For the quarterly period ended March 31, 1995

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


                     -----------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes __X__     No _____

     As of April 28, 1995, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.


- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                    PART I

                            FINANCIAL INFORMATION

Item 1.    Financial Statements.

     The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1994, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.


                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)
                                                                               March 31,        December 31,
                                   ASSETS                                        1995               1994
                                                                            ---------------    --------------
                                                                              (Unaudited)
Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .        $   3,425.0       $   3,421.3
   Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . .            2,240.4           2,226.1
                                                                               -----------       -----------
                                                                                   1,184.6           1,195.2
                                                                               -----------       -----------

Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .               21.9              22.0
   Note receivable from related party . . . . . . . . . . . . . . . . .              253.0             235.2
   Accounts receivable:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               58.3              65.4
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . .               18.4              23.5
   Materials and supplies, at average cost  . . . . . . . . . . . . . .               41.0              41.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 .7                .8
                                                                               -----------       -----------
                                                                                     393.3             388.0
                                                                               -----------       -----------

Other Assets:
   Assets related to excess gas supply  . . . . . . . . . . . . . . . .               83.5              90.8
   Investment in pipeline partnerships  . . . . . . . . . . . . . . . .               41.2              41.2
   Deferred charges and other . . . . . . . . . . . . . . . . . . . . .              104.4             143.4
                                                                               -----------       -----------
                                                                                     229.1             275.4
                                                                               -----------       -----------

                                                                               $   1,807.0       $   1,858.6
                                                                               -----------       -----------
                                                                               -----------       -----------



               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)
                                                                               March 31,        December 31,
                    STOCKHOLDER'S EQUITY AND LIABILITIES                         1995               1994
                                                                            ---------------    ---------------
                                                                              (Unaudited)
Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
     1,000 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .        $        .1       $        .1
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .              466.2             466.2
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .              341.0             322.2
                                                                               -----------       -----------
                                                                                     807.3             788.5
                                                                               -----------       -----------

Long-Term Debt and Capital Lease Obligations  . . . . . . . . . . . . .              436.5             437.0
                                                                               -----------       -----------

Current Liabilities:
   Maturities and sinking fund requirements of long-term debt and capital
     lease obligations    . . . . . . . . . . . . . . . . . . . . . . .               61.1              61.1
   Accounts payable:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              115.9             168.8
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . .                7.2               7.4
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .               30.9               2.5
   Other taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16.5              23.9
   Provision for regulatory matters . . . . . . . . . . . . . . . . . .               43.1              38.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               34.9              28.6
                                                                               -----------       -----------
                                                                                     309.6             330.4
                                                                               -----------       -----------

Deferred Credits and Other:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . .              229.0             230.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               24.6              72.6
                                                                               -----------       -----------
                                                                                     253.6             302.7
                                                                               -----------       -----------

                                                                               $   1,807.0       $   1,858.6
                                                                               -----------       -----------
                                                                               -----------       -----------














               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Millions of Dollars)
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)
Revenues:
   Storage and transportation:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   191.8   $   189.8
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1.7         5.8
   Gas sales:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9.5        14.1
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10.2        29.0
   Other revenues:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2.1         3.2
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5.5         2.5
                                                                                        ---------   ---------
                                                                                            220.8       244.4
                                                                                        ---------   ---------

Costs and Expenses:
   Operation and maintenance:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          59.0        77.4
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          27.5        26.9
   Cost of gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          32.3        40.3
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13.0        12.3
   Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          14.1        12.2
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          26.0        26.7
                                                                                        ---------   ---------
                                                                                            171.9       195.8
                                                                                        ---------   ---------

Net Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48.9        48.6
   Dividends on preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . .             -          .8
                                                                                        ---------   ---------

Earnings Available for Common Stockholder . . . . . . . . . . . . . . . . . . . . .     $    48.9   $    47.8
                                                                                        ---------   ---------
                                                                                        ---------   ---------














               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                --------        --------
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   48.9        $   48.6
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         13.6            12.9
        Net (increase) decrease in working capital:
           Others . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (13.3)           30.6
           Related parties  . . . . . . . . . . . . . . . . . . . . . . . .          4.9            (7.7)
        Net (increase) decrease in other assets/liabilities . . . . . . . .         (4.1)           12.5
                                                                                --------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . . .          1.1            48.3
                                                                                --------        --------

        Net cash provided by operating activities . . . . . . . . . . . . .         50.0            96.9
                                                                                --------        --------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party  . . . . . . .        (17.8)          104.4
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . .         (1.8)          (44.0)
   Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           .1              .1
                                                                                --------        --------

        Net cash (used in) provided by investing activities . . . . . . . .        (19.5)           60.5
                                                                                --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . .            -           125.0
   Retirement of long-term debt and capital lease obligations . . . . . . .          (.5)            (.8)
   Common stock dividends paid  . . . . . . . . . . . . . . . . . . . . . .        (30.1)         (255.0)
   Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . . .            -             (.8)
                                                                                --------        --------

        Net cash used in financing activities . . . . . . . . . . . . . . .        (30.6)         (131.6)
                                                                                --------        --------

Net (Decrease) Increase in Cash and Cash Equivalents  . . . . . . . . . . .          (.1)           25.8

Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . . .         22.0            33.9
                                                                                --------        --------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . . .     $   21.9        $   59.7
                                                                                --------        --------
                                                                                --------        --------




               See Notes to Consolidated Financial Statements.

                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position or results of operations.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $7.5 million and $2.2 million for the three-month periods ended March 31, 1995 and 1994, respectively. Cash refunds of income taxes amounted to $2.0 million and $14.8 million for the three-month periods ended March 31, 1995 and 1994, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):
                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                        ---------------------
                                                                                           1995        1994
                                                                                        ---------   ---------
                                                                                             (Unaudited)

     Federal Income Taxes:
        Currently payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    28.5   $    32.3
        Deferred  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2.0)       (8.0)
                                                                                        ---------   ---------
                                                                                             26.5        24.3
     State and City Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           (.5)        2.4
                                                                                        ---------   ---------
                                                                                        $    26.0   $    26.7
                                                                                        ---------   ---------
                                                                                        ---------   ---------

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At the four sites for which the Environmental Protection Agency has developed sufficient information to estimate total cleanup costs of approximately $31.6 million, the Company estimates its pro-rata exposure is approximately $.8 million. At the fifth site, the Company has been named a de minimis potentially responsible party. Since no estimate has been made of the total cleanup costs, the Company is unable to calculate its share of those costs.

     There are additional areas of environmental remediation responsibilities which may fall on the Company. The states have regulatory programs that mandate waste cleanup. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

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

     Regulatory Matters

     On March 10, 1992, the Company submitted to the Federal Energy Regulatory Commission ("FERC") a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC directed the Company to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Applicable refunds, including interest, were paid on March 29, 1995.

     On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. The case is currently in the briefing phase before the United States Court of Appeals for the D.C. Circuit. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. As a result, the Company no longer provides a merchant service and now offers a wide range of "unbundled" transportation, storage and balancing services. However, the Company still purchases a residual quantity of gas under certain remaining gas purchase contracts. The Company's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from, or refunding to, its customers any pricing differential between costs incurred to purchase this gas and the amount the Company recovers through the auctioning of such gas on the open market in producing areas. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving the Company's restructuring filings. Those appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further order. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, the Company is now fully in compliance with Order 636 and the requirements of the orders on ANR Pipeline's restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, the Company filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

     On November 1, 1993, the Company filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. On April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which the Company expects to submit in May 1995. Further, on December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District

Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved;
(b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and
(c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December 20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing is scheduled to commence on June 20, 1995.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of March 31, 1995, the Company has incurred transition costs in the amount of $45.4 million. The Company has filed for recovery of approximately
$40.5 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. On May 1, 1995, the Company filed for recovery of an additional $4 million, which the Company expects will also be accepted subject to refund and further proceedings. In addition, the Company has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition cost filings will be made by the Company in the future.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of the above issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

     Environmental. Information concerning environmental matters is set forth in Note 4 of Notes to Consolidated Financial Statements included herein.

                            Results of Operations

     ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993 (see Note 4 of Notes to Consolidated Financial Statements). As a result, the Company no longer offers a merchant service and has bought out or assigned a significant portion of its gas purchase contracts. The Company is continuing to negotiate the termination of the remaining gas purchase contract obligations. The Company's Order 636 restructured tariff provides mechanisms for the purpose of recovering from or refunding to its transportation customers any pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through auctioning of such gas on the open market. As a result of Order 636 recovery mechanisms, the Company believes it will recover any costs associated with the resolution of these negotiations with no significant financial impact.

     The change in the Company's earnings for the three-month period ended March 31, 1995 in comparison to the same period in 1994 is a result of the following:

     Revenues.   Storage and transportation revenues decreased for the
three-month period ended March 31, 1995 as compared to the same period in 1994 by $2.1 million. The primary factor contributing to the decrease was a reduction in revenues associated with certain transportation services provided by others. The earnings impact of this decrease was offset by a corresponding reduction in operation and maintenance. The revenue decrease was largely offset by an increase associated with cost recovery mechanisms related to above market gas purchases, as discussed above.

     Gas sales revenues decreased for the three-month period ended March 31, 1995 as compared to the same period in 1994 by $23.4 million as a result of decreases in the quantity of gas auctioned on the open market, discussed above, and to a lesser extent due to lower spot market prices.

     Operation and Maintenance. Operation and maintenance expenses decreased for the three-month period ended March 31, 1995 as compared to the same period in 1994 by $17.8 million, primarily due to a reduction in transportation and storage services provided by others and adjustments for prior periods related to ad valorem taxes.

     Cost of Gas. Cost of gas decreased for the three-month period ended March 31, 1995 as compared to the same period in 1994 by $8 million, primarily as a result of a decrease in the quantity of gas purchased under the Company's remaining gas purchase contracts, partially offset by an increase in the amortization of previously deferred costs associated with above market gas purchases, which are offset in transportation revenues, as discussed above.

Item 2.B.  Other Developments.

     The Company has filed an application with the FERC to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which would interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission, Ltd. ("Niagara"), a wholly-owned subsidiary of Consumers' Gas Company ("Consumers") at the Canadian-United States border. The new facilities will have a capacity of 150 million cubic feet ("MMcf") per day and will serve markets in the United States and Canada, including Consumers and Michigan Consolidated Gas Company. On March 27, 1995, Niagara filed an application with the National Energy Board of Canada for regulatory authorization for the Canadian segment of the Link Project. Subject to the receipt of the necessary FERC and Canadian regulatory approvals, the project could be in service as early as November 1, 1995.

     In August 1993, the Company and NorAm Energy Corporation ("NorAm") announced execution of a restructured agreement under which the Company would purchase an undivided property ownership interest equal to 250 MMcf per day of capacity in NorAm's interstate pipeline facilities. In light of current regulatory and market conditions, NorAm and ANR Pipeline have agreed to terminate the agreement and substitute therefor agreements under which NorAm will provide firm transportation service to ANR Pipeline up to a maximum daily quantity of 100 MMcf from June 1, 1995 through the year 2005.

     Effective September 9, 1994, Florida Power Corporation ("FPC") withdrew as an equity partner in both the SunShine Interstate Transmission Company and SunShine Pipeline Company partnerships. Interests in these partnerships are now held by affiliates of the Company and TransCanada PipeLines Limited. FPC has also terminated its agreements with the partnerships to transport gas on the proposed SunShine pipeline system effective March 2, 1995. In light of this termination, the partnerships have withdrawn their applications with state and federal regulators and have exercised their rights to terminate agreements with all other shippers on the system. Due to market conditions, the SunShine pipeline project is unlikely to proceed in the near future. Future development of this project is currently under management review.

                                   PART II

                              OTHER INFORMATION

Item 1.  Legal Proceedings.

         The information required hereunder is incorporated by reference into Part II of this Report from Note 4 of Notes to Consolidated Financial Statements set forth in Part I of this Report.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

             (27) Financial Data Schedule.

         (b)     Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANR PIPELINE COMPANY
                                             (Registrant)

Date:  May 11, 1995               By:     WILLIAM L. JOHNSON
                                      --------------------------
                                          William L. Johnson
                                            Vice President
                                            and Controller
                                      (As Authorized Officer and
                                       Chief Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number                                            Description
- ------------------------------------------------------------------------------------------------------------------
   27            Financial Data Schedule

                                      - 12 -