Form 10-Q
period 1995-06-30
ANR PIPELINE CO
filed 1995-08-11
CIK 65695

<PAGE 1>
- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-7320


                             ANR PIPELINE COMPANY
            (Exact name of registrant as specified in its charter)


                 Delaware                               38-1281775
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)              Identification No.)


          500 Renaissance Center
             Detroit, Michigan                           48243-1902
 (Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code: (313) 496-0200

                             --------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

         As of July 31, 1995, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.


- ----------------------------------------------------------------------------
- ----------------------------------------------------------------------------

<PAGE 2>
                                    PART I

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



                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

                                                                               June 30,        December 31,
                                   ASSETS                                        1995               1994
                                                                            ---------------    --------------
                                                                              (Unaudited)
Property, Plant and Equipment, at cost  . . . . . . . . . . . . . . . .        $  3,431.2        $  3,421.3
   Less - Accumulated depreciation  . . . . . . . . . . . . . . . . . .           2,251.0           2,226.1
                                                                               ----------        ----------
                                                                                  1,180.2           1,195.2
                                                                               ----------        ----------

Current Assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . .              22.7              22.0
   Note receivable from related party . . . . . . . . . . . . . . . . .             349.3             235.2
   Accounts receivable:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              52.7              65.4
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . .              19.4              23.5
   Materials and supplies, at average cost  . . . . . . . . . . . . . .              41.2              41.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0.7                .8
                                                                               ----------        ----------
                                                                                    486.0             388.0
                                                                               ----------        ----------

Other Assets:
   Assets related to excess gas supply  . . . . . . . . . . . . . . . .              75.9              90.8
   Investment in pipeline partnerships  . . . . . . . . . . . . . . . .              44.0              41.2
   Deferred charges and other . . . . . . . . . . . . . . . . . . . . .              96.2             143.4
                                                                               ----------        ----------
                                                                                    216.1             275.4
                                                                               ----------        ----------

                                                                               $  1,882.3        $  1,858.6
                                                                               ----------        ----------
                                                                               ----------        ----------


                                See Notes to Consolidated Financial Statements.

<PAGE 3>
                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            (Millions of Dollars)

2
                                                                               June 30,        December 31,
                    STOCKHOLDER'S EQUITY AND LIABILITIES                         1995               1994
                                                                            --------------     --------------
                                                                              (Unaudited)
Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
     1,000 shares   . . . . . . . . . . . . . . . . . . . . . . . . . .        $       .1        $       .1
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .             466.2             466.2
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . .             373.1             322.2
                                                                               ----------        ----------
                                                                                    839.4             788.5
                                                                               ----------        ----------

Long-Term Debt and Capital Lease Obligations  . . . . . . . . . . . . .             510.3             437.0
                                                                               ----------        ----------

Current Liabilities:
   Maturities and sinking fund requirements of long-term
     debt and capital lease obligations   . . . . . . . . . . . . . . .              61.1              61.1
   Accounts payable:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             111.2             168.8
     Related parties  . . . . . . . . . . . . . . . . . . . . . . . . .               6.2               7.4
   Taxes on income  . . . . . . . . . . . . . . . . . . . . . . . . . .              (2.4)              2.5
   Other taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              18.1              23.9
   Provision for regulatory matters . . . . . . . . . . . . . . . . . .              53.8              38.1
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              30.6              28.6
                                                                               ----------        ----------
                                                                                    278.6             330.4
                                                                               ----------        ----------

Deferred Credits and Other:
   Accumulated deferred income taxes  . . . . . . . . . . . . . . . . .             225.8             229.2
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28.2              73.5
                                                                               ----------        ----------
                                                                                    254.0             302.7
                                                                               ----------        ----------

                                                                               $  1,882.3        $  1,858.6
                                                                               ----------        ----------
                                                                               ----------        ----------














                                See Notes to Consolidated Financial Statements.

<PAGE 4>
                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED EARNINGS
                            (Millions of Dollars)

                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,

                                                                 ---------------------  ---------------------
                                                                    1995       1994        1995        1994

                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
Revenues:
   Storage and transportation:
     Others   . . . . . . . . . . . . . . . . . . . . . . . . .  $   161.5  $   165.1   $   353.3   $   354.9
     Related parties  . . . . . . . . . . . . . . . . . . . . .        2.3        4.8         4.0        10.6
   Gas sales:
     Others   . . . . . . . . . . . . . . . . . . . . . . . .          6.0        2.9        15.5        17.0
     Related parties  . . . . . . . . . . . . . . . . . . . .         10.7       20.5        20.9        49.5
   Other revenues:
     Others   . . . . . . . . . . . . . . . . . . . . . . . .          3.4        2.1         5.5         5.3
     Related parties  . . . . . . . . . . . . . . . . . . . .         10.9        7.2        16.4         9.7
                                                                 ---------  ---------   ---------   ---------
                                                                     194.8      202.6       415.6       447.0
                                                                 ---------  ---------   ---------   ---------
Costs and Expenses:
   Operation and maintenance:
     Others   . . . . . . . . . . . . . . . . . . . . . . .           70.9       60.2       129.9       137.6
     Related parties  . . . . . . . . . . . . . . . . . . .           25.2       23.3        52.7        50.2
   Cost of gas  . . . . . . . . . . . . . . . . . . . . . .           21.5       31.5        53.8        71.8
   Depreciation . . . . . . . . . . . . . . . . . . . . . .           11.5       12.3        24.5        24.6
   Interest expense . . . . . . . . . . . . . . . . . . . .           14.6       13.7        28.7        25.9
   Taxes on income  . . . . . . . . . . . . . . . . . . . .           19.0       18.3        45.0        45.0
                                                                 ---------  ---------   ---------   ---------
                                                                     162.7      159.3       334.6       355.1
                                                                 ---------  ---------   ---------   ---------
Net Earnings  . . . . . . . . . . . . . . . . . . . . . . .           32.1       43.3        81.0        91.9
   Dividends on preferred stock . . . . . . . . . . . . . .              -         .7           -         1.5
                                                                 ---------  ---------   ---------   ---------
Earnings Available for Common Stockholder . . . . . . . . .      $    32.1  $    42.6   $    81.0   $    90.4
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------



                                See Notes to Consolidated Financial Statements.

<PAGE 5>
                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                     STATEMENT OF CONSOLIDATED CASH FLOWS
                            (Millions of Dollars)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                ------------------------
                                                                                  1995            1994
                                                                                --------        --------
                                                                                       (Unaudited)
Cash Flows from Operating Activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   81.0        $   91.9
   Adjustments to reconcile net earnings to net cash provided by operating activities:
        Depreciation  . . . . . . . . . . . . . . . . . . . . . . . . . .           25.6            25.8
        Net (increase) decrease in working capital:
           Others . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (37.9)           21.8
           Related parties  . . . . . . . . . . . . . . . . . . . . . . .            2.9           (30.1)
        Net decrease in other assets/liabilities  . . . . . . . . . . . .            9.8            23.9
                                                                                --------        --------
           Total adjustments  . . . . . . . . . . . . . . . . . . . . . .             .4            41.4
                                                                                --------        --------

        Net cash provided by operating activities . . . . . . . . . . . .           81.4           133.3
                                                                                --------        --------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party  . . . . . .         (114.1)          145.8
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . .          (10.7)          (41.9)
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             .5              .4
                                                                                --------        --------

        Net cash (used in) provided by investing activities . . . . . . .         (124.3)          104.3
                                                                                --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt . . . . . . . . . . . . . . .           75.0           125.0
   Retirement of long-term debt and capital lease obligations . . . . . .           (1.3)           (1.5)
   Early retirement of preferred stock  . . . . . . . . . . . . . . . . .              -           (34.0)
   Common stock dividends paid  . . . . . . . . . . . . . . . . . . . . .          (30.1)         (331.0)
   Preferred stock dividends paid . . . . . . . . . . . . . . . . . . . .              -            (1.8)
                                                                                --------        --------

        Net cash provided by (used in) financing activities . . . . . . .           43.6          (243.3)
                                                                                --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents  . . . . . . . . . .             .7            (5.7)

Cash and Cash Equivalents at Beginning of Period  . . . . . . . . . . . .           22.0            33.9
                                                                                --------        --------

Cash and Cash Equivalents at End of Period  . . . . . . . . . . . . . . .       $   22.7        $   28.2
                                                                                --------        --------
                                                                                --------        --------




                                See Notes to Consolidated Financial Statements.

<PAGE 6>
                    ANR PIPELINE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $24.6 million and $19.3 million for the six-month periods ended June 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $53.4 million and $19.4 million for the six-month periods ended June 30, 1995 and 1994, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):
                                                                  Three Months Ended       Six Months Ended
                                                                        June 30,               June 30,
                                                                 ---------------------  ---------------------
                                                                    1995       1994        1995        1994
                                                                 ---------  ---------   ---------   ---------
                                                                      (Unaudited)             (Unaudited)
     Federal Income Taxes:
         Currently payable  . . . . . . . . . . . . . . . .      $    23.4  $     9.0   $    51.9   $    41.3
         Deferred . . . . . . . . . . . . . . . . . . . . .           (5.9)      10.3        (7.9)        2.3
                                                                 ---------  ---------   ---------   ---------
                                                                      17.5       19.3        44.0        43.6
     State and City Income Taxes . . . . . . . . . . . . . .           1.5       (1.0)        1.0         1.4
                                                                 ---------  ---------   ---------   ---------
                                                                 $    19.0  $    18.3   $    45.0   $    45.0
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

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

4.   Litigation, Environmental and Regulatory Matters

     Litigation

     Numerous lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination

<PAGE 7>
can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Regulatory Matters

     On March 10, 1992, the Company submitted to the Federal Energy Regulatory Commission ("FERC") a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved the

<PAGE 8>
Company's refund allocation methodology, and directed the Company to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Applicable refunds, including interest, were paid on March 29, 1995. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology.

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

     On November 1, 1993, the Company filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. On April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by ANR Pipeline on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which the Company filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. On December 8, 1994, the FERC

<PAGE 9>
issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, ANR Pipeline sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit. The FERC has also issued orders in ANR Pipeline's rate proceeding that apply a new policy governing the order of attribution of revenues received by ANR Pipeline related to transition costs under Order 636. The Company has also sought rehearing of certain aspects of those orders, and has also sought judicial review before the United States Court of Appeals for the D.C. Circuit.

     ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved;
(b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and
(c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December 20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing was conducted from June 20, 1995 to July 14, 1995, and briefs will now be submitted to the Adminstrative Law Judge.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, the cost of stranded pipeline investment and the Dakota costs described above. As of June 30, 1995, the Company has incurred transition costs in the amount of $49.8 million. The Company has filed for recovery of approximately $44.5 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. In addition, the Company has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition cost filings will be made by the Company in the future.

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

<PAGE 10>
Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                       Liquidity and Capital Resources

     General. In June 1995, the Company completed a public offering of $75 million in principal amount of 7% Debentures due June 1, 2025, putable by the holders for redemption at par on June 1, 2005. The net proceeds from the sale of the Debentures were added to the general funds of the Company, which the Company intends to use for the repayment of outstanding Swiss franc bonds maturing in October 1995 and for general corporate purposes.
The 125 million Swiss franc bonds have a dollar equivalence of $58.1 million and an effective interest rate of 10.7%.

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

     The change in the Company's earnings for the three- and six-month periods ended June 30, 1995 in comparison to the corresponding periods in 1994 is a result of the following:

     Revenues. Storage and transportation revenues decreased for the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994 by $6.1 million and $8.2 million, respectively. These decreases reflect increased competition across the United States natural gas industry, magnified by last winter's warm weather. Transportation revenues include provisions for rate related contingencies associated with Docket No. RP94-43 of $9.6 million and $13.8 million for the three- and six-month periods ended June 30, 1995, respectively, while the same periods in 1994 both included a provision of $6.5 million. On a six-month ended basis, a reduction in revenues associated with certain transportation services provided by others also contributed to the decrease. The earnings impact of this decrease was offset by a corresponding reduction in operation and maintenance. The six-month ended revenue decrease was partially offset by an increase associated with cost recovery mechanisms related to above market gas purchases, as discussed above.

<PAGE 11>
     Gas sales revenues decreased for the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994 by $6.7 million and $30.1 million, respectively, primarily as a result of decreases in the quantity of gas auctioned on the open market, discussed above, and to a lesser extent due to lower spot market prices.

     Other revenues increased for the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994 by $5 million and $6.9 million, respectively. These increases were largely due to additional revenues from investments in pipeline partnerships and increased interest income from a related party.

     Operation and Maintenance. Operation and maintenance expenses increased for the three-month period ended June 30, 1995 by $12.6 million and decreased for the six-month period ended June 30, 1995 by $5.2 million. The increase in the three-month ended period was largely due to a benefit included in the second quarter of 1994 related to revisions of certain estimated costs. On a six-month basis, this increase was offset by a reduction in transportation services provided by others and adjustments for prior periods related to ad valorem taxes.

     Cost of Gas. Cost of gas decreased for the three- and six-month periods ended June 30, 1995 as compared to the same periods in 1994 by $10 million and $18 million, respectively. These variances primarily result from decreases in the quantity of gas purchased under the Company's remaining gas purchase contracts, partially offset by increases in the amortization of previously deferred costs associated with above market gas purchases, which are offset in transportation revenues, as discussed above.

Item 2.B.  Other Developments.

     The Company filed an application with the FERC to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which will interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission, Ltd. ("Niagara"), a wholly-owned subsidiary of Consumers' Gas Company ("Consumers") at the Canadian-United States border. On March 27, 1995, Niagara filed an application with the National Energy Board of Canada for regulatory authorization for the Canadian segment of the Link Project. The Company's application for regulatory approval, originally filed with the FERC on November 9, 1994, was amended on July 7, 1995. The amendment includes executed precedent agreements with two firm shippers (Consumers and Michigan Consolidated Gas Company) and a change in the in-service date to November 1, 1996.

<PAGE 12>
                                   PART II

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

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits.

                 (4)   Second Supplemental Indenture dated as of June 1,
                       1995.

                 (27)  Financial Data Schedule.

         (b)     Reports on Form 8-K.

                 A report on Form 8-K was filed on May 26, 1995. The item reported was:

                       Item 7.  Financial Statements and Exhibits.

                  (c) Exhibits

                      (1) Underwriting agreement dated May 24, 1995, between the Company and NationsBanc Capital Markets, Inc. and Lehman Brothers, as the Underwriters.

                      (2)   Ratio of Earnings to Fixed Charges.

                      (99)  Press release dated May 25, 1995.

<PAGE 13>
                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ANR PIPELINE COMPANY
                                                 (Registrant)

Date:  August 11, 1995                  By:   WILLIAM L. JOHNSON
                                           -----------------------
                                              William L. Johnson
                                                Vice President
                                                and Controller
                                          (As Authorized Officer and
                                          Chief Accounting Officer)

<PAGE 14>
                              INDEX TO EXHIBITS

Exhibit
Number                                            Description

- -------------------------------------------------------------------------------------------------------------
   4         Second Supplemental Indenture dated as of June 1, 1995

  27         Financial Data Schedule