Form 10-Q
period 1995-09-30
ANR PIPELINE CO
filed 1995-11-14
CIK 65695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1995, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1995                1994
                                                                                  -----------        -----------
                                                                                  (Unaudited)

Property, Plant and Equipment, at cost.....................................       $   3,443.4        $   3,421.3
   Less - Accumulated depreciation.........................................           2,264.0            2,226.1
                                                                                  -----------        -----------
                                                                                      1,179.4            1,195.2
                                                                                  -----------        -----------

Current Assets:
   Cash and cash equivalents...............................................              23.2               22.0
   Note receivable from related party......................................             410.9              235.2
   Accounts receivable:
      Others...............................................................              88.1               65.4
      Related parties......................................................              22.6               23.5
   Materials and supplies, at average cost.................................              40.8               41.1
   Other...................................................................                .7                 .8
                                                                                  -----------        -----------
                                                                                        586.3              388.0
                                                                                  -----------        -----------

Other Assets:
   Assets related to excess gas supply.....................................              68.3               90.8
   Investment in pipeline partnerships.....................................              39.3               41.2
   Deferred charges and other..............................................              76.5              143.4
                                                                                  -----------        -----------
                                                                                        184.1              275.4
                                                                                  -----------        -----------

                                                                                  $   1,949.8        $   1,858.6
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                          1995                1994
                                                                                  -----------        -----------
                                                                                  (Unaudited)

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................       $        .1        $        .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             407.5              322.2
                                                                                  -----------        -----------
                                                                                        873.8              788.5
                                                                                  -----------        -----------

Long-Term Debt and Capital Lease Obligations...............................             510.0              437.0
                                                                                  -----------        -----------

Current Liabilities:
   Maturities and sinking fund requirements of long-term debt
      and capital lease obligations........................................              61.1               61.1
   Accounts payable:
      Others...............................................................             113.5              168.8
      Related parties......................................................               3.9                7.4
   Taxes on income.........................................................              27.1                2.5
   Other taxes.............................................................              21.5               23.9
   Provision for regulatory matters........................................              56.2               38.1
   Other...................................................................              38.2               28.6
                                                                                  -----------        -----------
                                                                                        321.5              330.4
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             214.5              229.2
   Other...................................................................              30.0               73.5
                                                                                  -----------        -----------
                                                                                        244.5              302.7
                                                                                  -----------        -----------

                                                                                  $   1,949.8        $   1,858.6
                                                                                  ===========        ===========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   -----------0---------
                                                                      1995        1994        1995         1994
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    180.1  $    165.0   $   533.4   $   519.9
      Related parties...........................................          1.9         4.5         5.9        15.1
   Gas sales:
      Others....................................................          3.0         3.5        18.5        20.5
      Related parties...........................................          9.3        18.3        30.2        67.8
   Other revenues:
      Others....................................................         13.1         2.8        18.6         8.4
      Related parties...........................................          6.2         3.4        22.6        12.8
                                                                   ----------  ----------   ---------   ---------
                                                                        213.6       197.5       629.2       644.5
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         79.9        75.0       209.8       211.0
      Related parties...........................................         23.9        25.2        76.6        77.0
   Cost of gas..................................................         25.2        26.9        79.0        98.7
   Depreciation.................................................         13.1        12.4        37.6        37.0
   Interest expense.............................................         15.9        14.4        44.6        40.3
   Taxes on income..............................................         21.2        17.2        66.2        62.2
                                                                   ----------  ----------   ---------   ---------
                                                                        179.2       171.1       513.8       526.2
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................         34.4        26.4       115.4       118.3
   Dividends on preferred stock.................................            -           -           -         1.5
                                                                   ----------  ----------   ---------   ---------

Earnings Available for Common Stockholder.......................   $     34.4  $     26.4   $   115.4   $   116.8
                                                                   ==========  ==========   =========   =========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                      1995            1994
                                                                                      ----            ----
                                                                                           (Unaudited)
Cash Flows from Operating Activities:
   Net earnings................................................................    $   115.4        $  118.3
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation..........................................................         39.4            38.8
         Net (increase) decrease in working capital:
           Others..............................................................        (27.7)           56.2
           Related parties.....................................................         (2.6)          (23.9)
         Net decrease in other assets/liabilities..............................         33.3            16.5
                                                                                   ---------        --------
           Total adjustments...................................................         42.4            87.6
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        157.8           205.9
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party...................       (175.7)           88.0
   Capital expenditures........................................................        (24.7)          (51.8)
   Other.......................................................................           .9              .3
                                                                                   ---------        --------

         Net cash (used in) provided by investing activities...................       (199.5)           36.5
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt....................................         75.0           125.0
   Retirement of long-term debt and capital lease obligations..................         (2.0)           (2.3)
   Early retirement of preferred stock.........................................            -           (34.0)
   Common stock dividends paid.................................................        (30.1)         (331.0)
   Preferred stock dividends paid..............................................            -            (1.8)
                                                                                   ---------        --------

         Net cash provided by (used in) financing activities...................         42.9          (244.1)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................          1.2            (1.7)

Cash and Cash Equivalents at Beginning of Period...............................         22.0            33.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    23.2        $   32.2
                                                                                   =========        ========




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

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), to be effective in 1996. Provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings.The Company is in the process of reviewing the effects of FAS No. 121.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $32.0 million and $27.1 million for the nine-month periods ended September 30, 1995 and 1994, respectively. Cash payments for income taxes amounted to $56.7 million and $31.2 million for the nine-month periods ended September 30, 1995 and 1994, respectively.

2.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                      1995        1994        1995         1994
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable....................................     $   29.3     $  22.2     $  81.2     $  63.5
         Deferred.............................................        (10.2)       (6.4)      (18.1)       (4.1)
                                                                   --------     -------     -------     -------
                                                                       19.1        15.8        63.1        59.4
      State and City Income Taxes.............................          2.1         1.4         3.1         2.8
                                                                   --------     -------     -------     -------
                                                                   $   21.2     $  17.2     $  66.2     $  62.2
                                                                   ========     =======     =======     =======

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in seven Superfund waste disposal sites. At the six sites for which the Environmental Protection Agency has developed sufficient information to estimate total cleanup costs of approximately $49.1 million, the Company estimates its pro-rata exposure is approximately $.9 million. At the seventh site, the Company has been named a de minimis potentially responsible party. Since no estimate has been made of the total cleanup costs, the Company is unable to calculate its share of those costs.

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

      Regulatory Matters

      On March 10, 1992, the Company submitted to the Federal Energy Regulatory Commission ("FERC") a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved the Company's refund allocation methodology, and directed the Company to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology.

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

     On November 1, 1993, the Company filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The order required the reduction or elimination of certain costs which resulted in revised rates that reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. The Company sought rehearing of various aspects of the order. Further, on April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by the Company on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which the Company filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. On December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, the Company sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues the Company receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating its currently effective maximum rates and has accelerated the Company's amortization of transition costs. In light of the Commission's policy, the Company intends to file with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The

Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies and setting the Settlement Agreement and other Dakota-related proceedings for limited hearing before an Administrative Law Judge who must render an initial decision by December 31, 1995. On December 20, 1994, ANR Pipeline filed its testimony, and has responded to numerous discovery requests. Intervenors from the ratepayer group submitted their answering testimony on March 28, 1995. The hearing was conducted from June 20, 1995 to July 14, 1995, and briefs have been submitted to the Adminstrative Law Judge.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company has estimated that its transition costs will amount to approximately $150 million, which will consist primarily of gas supply realignment costs, pricing differential costs and the Dakota costs described above. As of September 30, 1995, the Company has incurred transition costs in the amount of $51.7 million. The Company has filed for recovery of approximately $43.9 million of these transition costs, which have been accepted and made effective by the FERC, subject to refund and further proceedings. In addition, the Company has filed for recovery of approximately $90 million of costs associated with the Settlement Agreement, as discussed above. Additional transition cost filings will be made by the Company in the future.

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

                         Liquidity and Capital Resources

      General. In June 1995, the Company completed a public offering of $75 million in principal amount of 7% Debentures due June 1, 2025, putable by the holders for redemption at par on June 1, 2005. The net proceeds from the sale of the Debentures were used for the repayment of outstanding Swiss franc bonds which matured in October 1995 and for general corporate purposes. The 125 million Swiss franc bonds had a dollar equivalence of $58.1 million and an effective interest rate of 10.7%.

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

      The change in the Company's earnings for the three-and nine-month periods ended September 30, 1995 in comparison to the corresponding periods in 1994 is a result of the following:

      Revenues. Storage and transportation revenues increased for the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994 by $12.5 million and $4.3 million, respectively. Contributing to the increased revenues were decreases in the provisions for rate related contingencies associated with Docket No. RP94-43. Provisions were $1.1 million and $14.2 million for the three- and nine-month periods ended September 30, 1995, respectively, while the same periods in 1994 included provisions of $9.5 million and $16 million. Storage and transportation contract settlements increased revenues by $9.6 million and $10.6 million for the three- and nine-month periods, respectively. Offsetting these increases were lower storage and transportation revenues of $5.5 million and $8.1 million for the three- and nine-month periods, respectively, resulting from continued, intensified competition across the United States natural gas industry, particularly in the midwest region in which the Company operates.

      Gas sales revenues decreased for the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994 by $9.5 million and $39.6 million, respectively, primarily as a result of decreases of $6.7 million and $29.9 million for the three- and nine-month periods, respectively, related to reductions in the quantity of gas auctioned on the open market, as discussed above. Lower spot market prices also resulted in decreases in revenues of $1.7 million and $9.3 million for the three- and nine-month periods, respectively.

      Other revenues increased for the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994 by $13.1 million and $20 million, respectively. These increases include increased interest income from a related party of $4.2 million and $8 million for the three- and nine-month periods, respectively. Also contributing to the increases were revenues from the sale of storage gas of $4.6 million and $5 million for the three- and nine-month periods, respectively. The increases also reflect adjustments to revenue reserves associated with certain transition cost recovery mechanisms of $4 million and $5.2 million for the three- and nine-month periods, respectively.

      Operation and Maintenance. Operation and maintenance expenses increased for the three-month period ended September 30, 1995 by $3.6 million and decreased for the nine-month period ended September 30, 1995 by $1.6 million. The increase in the three-month period was largely due to increased transportation services provided by others. On a nine-month basis, the decrease primarily results from a reduction of $5.5 million in transportation and storage services provided by others and a decrease in ad valorem taxes of $4.8 million largely due to adjustments for prior periods, partially offset by an $8.3 million benefit included in 1994 related to revisions of certain estimated costs.

      Cost of Gas. Cost of gas decreased for the three- and nine-month periods ended September 30, 1995 as compared to the same periods in 1994 by $1.7 million and $19.7 million, respectively. These variances primarily result from decreases of $9.2 million and $41.8 million for the three- and nine-month periods, respectively, due to reductions in the quantity of gas purchased under the Company's remaining gas purchase contracts. The decreases in costs were partially offset by increases in the amortization of previously deferred costs associated with above market gas purchases of $7.1 million and $19.9 million for the three- and nine-month periods, respectively, partially as a result of the implementation of the FERC's policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636 (see Note 4 of Notes to Consolidated Financial Statements).

      Taxes on Income. Income taxes increased for the three-month period ended September 30, 1995 as compared to the same period in 1994 by $4 million primarily due to an increase in pre-tax income.

                        Recent Pronouncements of the FASB

     The Financial Accounting Standards Board has issued FAS No. 121, to be effective in 1996. Provisions of this statement will require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occured, the amount of the impairment should be charged to earnings.The Company is in the process of reviewing the effects of FAS No. 121.

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                (27)  Financial Data Schedule.

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANR PIPELINE COMPANY
                                                  (Registrant)

Date:  November 14, 1995       By:              WILLIAM L. JOHNSON
                                    -------------------------------------------
                                                 William L. Johnson
                                                   Vice President
                                                   and Controller
                                             (As Authorized Officer and
                                              Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                            Description

   27                Financial Data Schedule