Form 10-K
period 1995-12-31
ANR PIPELINE CO
filed 1996-03-29
CIK 65695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995 or

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________________ to ____________________

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

       Registrant's telephone number, including area code: (313) 496-0200
                              ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
     ---------------------------                       ---------------------
     9-5/8% Debentures, due 2021
     7-3/8% Debentures, due 2024           }          New York Stock Exchange
     7% Debentures, due 2025

Securities registered pursuant to Section 12(g) of the Act:  None
                              ---------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 13, 1996, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

Documents incorporated by reference:  None
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

Item No.                                                                 Page

     Glossary............................................................(ii)

                                     PART I

 1.  Business............................................................   1
         Introduction....................................................   1
         Natural Gas System..............................................   1
             Operations..................................................   1
                 General.................................................   1
                 Transportation Services and Gas Sales...................   1
                 Gas Purchases...........................................   2
                 Gas Storage.............................................   2
                 Competition.............................................   3
             Producing Area Deliverability...............................   3
             Regulations Affecting Gas System............................   4
                 General.................................................   4
                 Rate Matters............................................   5
             Environmental...............................................   6
             Other Developments..........................................   7
 2.  Properties..........................................................   8
 3.  Legal Proceedings...................................................   8
 4.  Submission of Matters to a Vote of Security Holders.................   8

                                     PART II

 5.  Market for the Registrant's Common Equity and Related Stockholder
          Matters........................................................   9
 6.  Selected Financial Data.............................................   9
 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   9
 8.  Financial Statements and Supplementary Data.........................   9
 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   9

                                    PART III

 10. Directors and Executive Officers of the Registrant..................  10
 11. Executive Compensation..............................................  12
 12. Security Ownership of Certain Beneficial Owners and Management......  21
 13. Certain Relationships and Related Transactions......................  24

                                     PART IV

 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....  25



                                       (i)

                                    GLOSSARY



"ANR" means American Natural Resources Company
"ANR Pipeline" or the "Company" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company
"Bcf" means billion cubic feet
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" means Colorado Interstate Gas Company
"Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"HIOS" means High Island Offshore System
"Interim Settlement" means the Company's Stipulation and Agreement submitted to the FERC which is more fully described in Item 1, "Business, Regulations Affecting Gas System - Rate Matters"
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which is more fully described in Item 1,
       "Business, Regulations Affecting Gas System - General"
"TransCanada" means TransCanada PipeLines Limited
"UTOS" means U-T Offshore System
"Working Gas" means that volume of gas available for withdrawal and use by the Company's customers

NOTE: Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1.     Business.

                                  INTRODUCTION

      ANR Pipeline is a Delaware corporation organized in 1945. All of ANR Pipeline's outstanding common stock is owned by ANR. ANR is a direct, wholly-owned subsidiary of Coastal Natural Gas, and an indirect subsidiary of Coastal. ANR Pipeline owns and operates an interstate natural gas pipeline system. At December 31, 1995, the Company had 2,039 employees engaged in the operation of ANR Pipeline and 123 employees engaged in the operation of HIOS, UTOS and Empire.



                               NATURAL GAS SYSTEM

OPERATIONS

General

      The Company is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Tennessee, Texas, Wisconsin, Wyoming and offshore in federal waters. Prior to November 1, 1993, the Company was also engaged in the sale for resale of natural gas. With the Company's implementation of Order 636 effective November 1, 1993, ANR Pipeline no longer provides merchant services. However, former gas sales customers of ANR Pipeline have largely retained their firm storage and transportation service levels previously included in their "bundled" gas sales services. The Company auctions gas on the open market in producing areas to handle a residual quantity of gas purchased under certain continuing gas purchase contracts pending renegotiation or expiration of such contracts. The Company operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS and UTOS, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other pipeline companies. The Company also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of the Company has a 45% interest.

      The Company's two interconnected, large-diameter multiple pipeline systems transport gas to the Midwest and increasingly to the Northeast from (a) the Hugoton Field and other fields in the Anadarko Basin in Texas and Oklahoma, (b) the Louisiana onshore and Louisiana and Texas offshore areas and (c) gas originating in other basins received through interconnections located throughout its system.

      The Company's principal pipeline facilities at December 31, 1995 consisted of 12,643 miles of pipeline and 95 compressor stations with 1,069,308 installed horsepower. At December 31, 1995, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.6 Bcf per day.

Transportation Services and Gas Sales

      Effective November 1, 1993, the Company implemented Order 636. This Order required significant changes in the services provided by ANR Pipeline and resulted in the elimination of the Company's merchant services. The Company now offers an array of "unbundled" transportation, storage and balancing service options. Additional information concerning Order 636, including transportation and storage, is set forth in "Regulations Affecting Gas System - General" included herein.

      ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $572 million for 1995 compared to $555 million for 1994 and $533 million for 1993.

      Gas sales revenues of ANR Pipeline amounted to $59 million during 1995, compared to $106 million in 1994 and $604 million in 1993. The significant decrease in 1994 was due to the elimination of the Company's merchant function effective November 1, 1993, as discussed above. Gas sales revenues in 1995 and 1994 were derived primarily from the auctioning of gas on the open market in producing areas, as previously discussed.

      During 1995, ANR Pipeline's throughput was 1,404 Bcf, of which approximately 23% was transported for its three largest customers: Wisconsin Gas Company, Wisconsin Natural Gas Company and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Natural Gas Company serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1995, ANR Pipeline provided approximately 75% and 30% of the total gas requirements for Wisconsin and Michigan, respectively.

      ANR Pipeline's system deliveries for the years 1995, 1994 and 1993 were as follows:

                                   Total System           Daily Average
                Year                Deliveries          System Deliveries
                                       (Bcf)                 (MMcf)
                ----               ------------         -----------------

                1995                  1,404                   3,847
                1994                  1,371                   3,756
                1993                  1,336                   3,660

Gas Purchases

      Effective November 1, 1993, as a result of the elimination of ANR Pipeline's merchant services, as mentioned above, the Company's gas purchases decreased substantially. However, the Company still purchases a residual quantity of gas under certain remaining gas purchase contracts. The Company's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from its customers any pricing differential between costs incurred to purchase this gas and the amount the Company recovers through the auctioning of such gas on the open market in producing areas.

      Some of ANR Pipeline's remaining gas purchase contracts with independent producers contain provisions which require taking minimum volumes and/or making prepayments for volumes not taken if purchases fall below specified levels during the contract year ("take-or-pay"). Additional information on take-or-pay matters is set forth in Note 5 of Notes to Consolidated Financial Statements included herein.

Gas Storage

      ANR Pipeline has approximately 205 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 2.9 Bcf as late as the end of February. Working gas storage capacity of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, the Company has the contracted rights for 42 Bcf of working gas storage capacity provided by Blue Lake Gas Storage Company and 30 Bcf of working gas storage capacity provided by ANR Storage. Excluded from the 205 Bcf is 62.1 Bcf of working gas storage capacity which the Company has reclassified to recoverable base gas, subject to approval by the FERC as part of the Company's general rate proceeding discussed below.

Competition

      ANR Pipeline has historically competed with interstate pipeline companies in the sale, transportation and storage of gas and with independent producers, brokers, marketers and other pipelines in the gathering and sale of gas within its service areas. On November 1, 1993, the Company implemented Order 636 on its system. As a consequence, the Company is no longer a seller of natural gas to resale customers. The implementation of Order 636 resulted in capacity release, secondary delivery point options and segmentation; thus allowing a pipeline's firm transportation customers to compete with the pipeline for interruptible transportation. This is particularly true in the Midwest region in which the Company primarily operates. Additional information on the impacts of Order 636 is set forth in "Regulations Affecting Gas System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

      Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by ANR Pipeline.

      ANR Pipeline's transportation, storage and balancing services are influenced by its customers' access to alternative providers of such services. The Company competes directly with Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Northern Natural Gas Company, Natural Gas Pipeline Company of America, Michigan Consolidated Gas Company and CMS Energy Company in its historical market areas of Wisconsin and Michigan for its transportation, storage and balancing business. ANR Pipeline also faces competition in the Northeast markets from Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, CNG Transmission Corporation, Columbia Gas Transmission Corporation, Transcontinental Gas Pipe Line Corporation and National Fuel Gas Supply Corporation in serving electric generation plants and local distribution companies. Increasingly, ANR Pipeline also competes with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.

      The Company's gathering services, which are offered in the southeast and southwest gas producing areas of the United States, compete with other providers of such services, including gathering companies, producers and intrastate and interstate pipeline companies. In the first quarter of 1996, the Company entered into agreements to sell a major portion of its Southwest gathering facilities, as discussed in "Other Developments" included herein.


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

      Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,400 MMcf per day. An additional 300 MMcf per day of deliverability is accessible to shippers on Company-owned, or partially-owned, pipeline segments not directly connected to a Company mainline.

      The Company remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1995, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 780 MMcf per day to total deliverability accessible to shippers on the Company's pipeline system.

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

      On November 1, 1990, the FERC issued Order No. 528 in which it sets forth guidelines for an acceptable allocation method for a fixed direct charge to collect take-or-pay settlement costs. Pursuant to Order No. 528, the Company has filed for and received approval to recover 75% of expenditures associated with resolving producer claims and renegotiating gas purchase contracts. The approved filings provide for recovery of 25% of such expenditures via a direct bill to the Company's former gas sales customers and 50% via a surcharge on all transportation volumes. Contract reformation and take-or-pay costs incurred as a result of the mandated Order 636 restructuring will be recovered under the transition costs mechanisms of Order 636, as well as through negotiated agreements with the Company's customers.

      On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. Oral argument in the case was held before the United States Court of Appeals for the D.C. Circuit in February 1996. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. As a result, the Company no longer provides merchant services and now offers a wide range of "unbundled" transportation, storage and balancing services. However, the Company still purchases a residual quantity of gas under certain remaining gas purchase contracts. The Company's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from, or refunding to, its customers any pricing differential between costs incurred to purchase this gas and the amount the Company recovers through the auctioning of such gas on the open market in producing areas. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving the Company's restructuring filings. These appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further notice. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, the Company is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, the Company filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

      On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC has also requested comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services.

Rate Matters

      All of the Company's service options are subject to rate regulation by the FERC. Under the NGA, ANR Pipeline must file with the FERC to establish or adjust its service rates. The FERC may also initiate proceedings to determine whether the Company's rates are "just and reasonable."

      On March 10, 1992, the Company submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections, and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved the Company's refund allocation methodology, and directed the Company to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. The Company submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers. The subsequent adjusted reconciliation report has been consolidated with the ongoing evidentiary hearing. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology. Briefs have been filed, and oral argument is scheduled for April 12, 1996.

      On November 1, 1993, the Company filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") and FAS No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The hearing commenced on January 31, 1996. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. The Company sought rehearing of various aspects of the order. Further, on April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by the Company on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which the Company filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. On December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, the Company sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues the Company receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, the Company has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit and the Court granted the FERC's motion to hold the Company's appeal in abeyance pending the outcome of the Order 636 appeal discussed above.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement. In the Initial Decision, the ALJ also determined the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the ALJ determined that the appropriate level of costs is less than the amounts ANR Pipeline has billed to its customers since May 1993 under the ALJ's decision, ANR Pipeline may be required to refund to its customers the excess amount collected. At December 31, 1995, that refund amount would be approximately $70 million, plus interest. It is ANR Pipeline's position that the Settlement Agreement is prudent and that the FERC has no lawful authority to order refunds for past periods, but even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the refund amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of December 31, 1995, the Company incurred transition costs in the amount of $54 million. In addition, the Company recorded a contingent liability for $94.1 million representing future above market gas purchase obligations, including future obligations of $74 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. The Company has filed for recovery of approximately $44.5 million of incurred transition costs, of which $42.7 million has been accepted by the FERC for recovery, subject to refund and further proceedings. Of the $42.7 million accepted by the FERC, $28.6 million has been settled with the parties to the respective FERC proceedings. Additional transition cost filings will be made by the Company in the future.

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


ENVIRONMENTAL

      A subsidiary of the Company owns a 9.4% interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 370-mile pipeline which transports gas from Canada to the northeastern United States (the "Iroquois Pipeline"). Iroquois contracted with Iroquois Pipeline Operating Company ("IPOC") for IPOC to construct and operate the Iroquois Pipeline. IPOC is not affiliated with ANR Pipeline. Federal and state agencies (including the United States Attorney's office for the Northern District of New York) have been investigating alleged civil and criminal violations of laws related to the construction and operation of the Iroquois Pipeline.

      A global resolution of the federal civil and criminal investigations and agency proceedings could involve fines and other monetary sanctions that would not be material to the consolidated financial position or results of operations of

ANR Pipeline. In conjunction with this, and although no agreements have been reached regarding the disposition of these matters, the Company has recorded a reserve for its share of the potential expense of the Iroquois investigation and proceedings.

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $.6 million in 1995 on environmental capital projects and anticipates annual capital expenditures of $2.8 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, the EPA has developed sufficient information to estimate total cleanup costs of approximately $45.1 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.9 million. At a sixth site, the Company had been named a de minimis potentially responsible party and has settled the claim for approximately $20,000.

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


OTHER DEVELOPMENTS

      On January 12, 1996, ANR Pipeline and GPM Gas Corporation ("GPM") entered into a Purchase and Sale Agreement pursuant to which ANR Pipeline agreed to sell to GPM certain of its Southwest gathering facilities, primarily located in northwest Oklahoma. The facilities to be sold to GPM comprise a major portion of ANR Pipeline's Southwest gathering systems and include 1,550 miles of gathering lines and 14 compressor stations with a total of about 44,000 horsepower. The gathering systems that ANR Pipeline will sell to GPM gather approximately 200 MMcf per day of natural gas from about 1,100 receipt points. In a separate transaction, ANR Pipeline and one of its affiliates, ANR Field Services Company ("Field Services"), entered into a Purchase and Sale Agreement in February 1996 pursuant to which ANR Pipeline has agreed to sell to Field Services certain gathering facilities located in Kansas, Oklahoma, Texas and Wyoming. The facilities to be sold to Field Services compromise approximately 530 miles of pipeline, 2,700 horsepower of compression and metering equipment at 351 locations. At December 31, 1995, the aggregate net book value of the facilities to be sold to GPM and Field Services was approximately $5 million. ANR Pipeline believes that it will not experience a material reduction of volumes delivered to its transmission mainlines as a result of the proposed sales of the above mentioned Southwest gathering facilities. ANR Pipeline also proposes to reclassify any remaining gathering assets, including 130 miles of pipeline and 750 horsepower of compression, to transmission plant. It is anticipated that the completion of these transactions will take place in 1996, subject to receipt of satisfactory governmental and regulatory approvals.

      On December 19, 1995, the Company received the necessary FERC authorizations to construct, at a cost of $15.3 million, approximately 12 miles of new pipeline in the State of Michigan (the "Link Project") which would interconnect to approximately 8 miles of new pipeline to be constructed by Niagara Gas Transmission Company ("Niagara"), an affiliate of The Consumers' Gas Company Ltd. ("Consumers"). The new facilities will have a capacity of 150 MMcf per day and will serve markets in the United States and Canada, including Consumers and Michigan Consolidated Gas Company. Niagara has also received its regulatory authorizations from the Canadian National Energy Board. The project is expected to be in service by November 1996.

      A subsidiary of the Company has a 45% equity interest in the proposed Mayflower Pipeline project, which will be owned by a partnership consisting of the Company's subsidiary and affiliates of TransCanada and Brooklyn Union Gas Company. The project, as proposed, will provide natural gas transportation and storage services to markets in the northeastern United States. The proposed 240-mile pipeline would extend east from the Iroquois Gas Transmission System at Canajoharie, New York, to a location near Boston, Massachusetts, have an initial design capacity of 350 MMcf per day, and a total project cost of $540 million. Because of current market conditions, development of the project is inactive and an estimated in-service date cannot be determined.

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

Item 3.    Legal Proceedings.

      Numerous lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations. Additional information regarding legal proceedings is set forth in Notes 5 and 6 of Notes to Consolidated Financial Statements included herein.

Item 4.    Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters.

      All common stock of ANR Pipeline is owned by ANR.

Item 6.    Selected Financial Data.

      The following selected financial data (in millions of dollars) for the periods indicated is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                         1995        1994        1993         1992        1991
                                                       --------    --------    ---------    --------    --------

Operating Revenues:
   Storage and transportation.......................  $   702.8   $   706.3    $   634.7   $   534.0   $   441.4
   Gas sales........................................       59.2       106.1        603.5       634.5       641.2
   Other revenues...................................       58.7        29.7         33.6        23.3        31.8
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $   820.7   $   842.1    $ 1,271.8   $ 1,191.8   $ 1,114.4
                                                      =========   =========    =========   =========   =========
Net Earnings........................................  $   151.3   $   152.1    $   157.0   $   151.0   $   148.4
                                                      =========   =========    =========   =========   =========
Dividends Declared on Common Stock..................  $    30.1   $   331.0    $    33.7   $    28.6   $   320.0
                                                      =========   =========    =========   =========   =========

Total Assets........................................  $ 2,040.6   $ 1,858.6    $ 1,920.3   $ 1,968.0   $ 1,905.1
                                                      =========   =========    =========   =========   =========
Capital Structure:
   Common stock and other stockholder's
      equity........................................  $   909.7   $   788.5    $   969.3   $   850.1   $   732.8
   Mandatory redemption cumulative
      preferred stock...............................          -           -         26.0        36.1        48.3
   Long-term debt and capital lease
      obligations...................................      509.3       437.0        374.0       435.1       482.6
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $ 1,419.0   $ 1,225.5    $ 1,369.3   $ 1,321.3   $ 1,263.7
                                                      =========   =========    =========   =========   =========

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

      The directors and executive officers of ANR Pipeline as of March 13, 1996, were as follows:

   Name (Age), Year First Elected         Positions and Offices
       Director and/or Officer            with the Registrant
---------------------------------         ----------------------------------
James F. Cordes (55), 1982                Chairman of the Board of Directors
Jeffrey A. Connelly (49), 1988 and 1983   President, Chief Executive Officer
                                              and Director
David A. Arledge (51), 1994               Director
John M. Bissell (65), 1994                Director
Harold Burrow (81), 1994                  Vice Chairman of the Board of
                                              Directors
Roy D. Chapin, Jr. (80), 1994             Director
Lawrence P. Doss (68), 1994               Director
Martha O. Hesse (53), 1994                Director
Richard A. Lietz (50), 1994 and 1984      Executive Vice President, Chief
                                              Operating Officer and Director
Wilber H. Mack (85), 1994                 Director
J. Carleton MacNeil, Jr. (61), 1994       Director
James H. McNeal, Jr. (68), 1994           Director
O. S. Wyatt, Jr. (71), 1994               Director
Stanley A. Babiuk (44), 1989              Senior Vice President
Daniel F. Collins (54), 1986              Senior Vice President
Donald H. Gullquist (52), 1994            Senior Vice President
Coby C. Hesse (48), 1994                  Senior Vice President
Wilbur A. Hitchcock (47), 1994            Senior Vice President
John P. Lucido (48), 1988                 Senior Vice President
Rebecca H. Noecker (44), 1989             Senior Vice President and General
                                              Counsel
Austin M. O'Toole (60), 1985              Senior Vice President and Assistant
                                              Secretary
Steven R. Anderson (46), 1996             Vice President
Scott P. Anger (51), 1990                 Vice President
Michael J. Armiak (48), 1996              Vice President
Daniel M. Ives (48), 1995                 Vice President
T. E. Jackson, Jr. (56), 1994             Vice President
William L. Johnson (38), 1991             Vice President and Controller
Richard H. Leehr (46), 1991               Vice President
Michael B. Lobin (46), 1991               Vice President
Lawrence R. Marantette (46), 1992         Vice President
Ronald D. Matthews (48), 1994             Vice President and Treasurer
Lynn M. Nichols (49), 1995                Vice President
Dennis J. Paruch (50), 1984               Vice President
Elias A. Shaptini (65), 1981              Vice President
Michael J. Whims (49), 1996               Vice President
C. D. Wilkerson (62), 1987                Vice President
Michael J. Williams (49), 1996            Vice President
Steven W. Zuckweiler (45), 1995           Vice President
Frederick H. Clark (67), 1984             Secretary

      The above named persons bear no family relationship to each other. Their respective terms of office expire coincident with ANR Pipeline's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1996. Each of the directors and officers named above have been directors or officers of ANR Pipeline, Colorado and/or Coastal for five years or more except for the following:

      Mr. Anderson was elected Vice President of the Company in January 1996. Prior thereto, he served as Vice President of Coastal Gas Services since 1993 and Vice President of the Company from 1986 to 1993.

      Mr. Armiak was elected Vice President of the Company in January 1996. Prior thereto, he has served in various capacities with the Company since 1971.

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

      Mr. Gullquist was elected Senior Vice President of the Company in September 1994. From 1988 to 1989 he served as Vice President, Finance at Enron Corporation; from 1989 to 1990 he served as president of Enron Finance Corporation.

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

      Mr. Ives was elected Vice President of the Company in September 1995. Prior to joining the Company, he was General Manager - Rates for Algonquin Gas Transmission Company, a unit of PanEnergy Corp since 1992 and prior thereto, he was Director of Rates and Regulatory Affairs for Washington Gas Light Company since 1976.

      Mr. Johnson was elected Vice President and Controller of ANR Pipeline in August 1991. Prior thereto he was employed by Great Lakes Gas Transmission Company from 1982 until 1991. He became an Assistant Controller for Great Lakes in 1987 and served as its Controller from 1989 to 1991.

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

      Mr. Matthews was elected Vice President and Treasurer in September 1994. He was elected Vice President and Treasurer of Colorado in October 1994. He has held various positions in financial management with Coastal and its affiliates since 1981, and was elected Treasurer of Coastal in September 1994.

      Ms. Nichols was elected Vice President in January 1995. Most recently she served as Director - Application and Maintenance for Whirlpool Corporation, where she worked for more than four years. Prior thereto, she served in various capacities for the Pillsbury Corporation for 21 years.

      Mr. Whims was elected Vice President of the Company in January 1996. He has served in various capacities with ANR Storage since 1979.

      Mr. Williams was elected Vice President of the Company in January 1996. He has served in various capacities with the Company since 1969.

      Mr. Zuckweiler was elected Vice President of the Company in March 1995. He has served as Vice President of Colorado since 1991 and prior thereto, as Assistant Vice President since 1988.

Item 11.   Executive Compensation.

      ANR Pipeline is an indirect, wholly-owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of the directors and officers of Coastal is contained in this section.

      The following table sets forth information for the fiscal years ended December 31, 1995, 1994 and 1993 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table

                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>                Awards           Payouts
                             ----------------------------------          ------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year    Salary ($)<F2>   Bonus ($)<F3>       SARs (#)<F4>       ($)<F5>            $<F6>
------------------           ----    ----------       ---------          ------------     -------------    -------------

O. S. Wyatt, Jr.,            1995         849,093         300,000               -0-            -0-              67,928
Chairman of the Board        1994         849,093         200,000               -0-                             67,928
(and CEO through             1993         962,495          90,000               -0-                             71,690
October 4, 1995)

David A. Arledge,            1995         622,867         300,000            50,000          85,875             49,829
President, (CEO              1994         553,873         150,000               -0-                             44,310
commencing October 5,        1993         473,211          70,000            38,848                             42,042
1995) and Director

James F. Cordes,             1995         592,222         135,000            15,000          42,937             47,378
Executive V.P.               1994         592,223         130,000               -0-                             47,378
and Director                 1993         624,675          50,000            32,094                             48,414

James A. King,               1995         343,823          80,000            10,000           -0-               10,141
Executive V.P.               1994         343,823          75,000               -0-                              6,877
                             1993         324,658          28,000            20,000                              3,254

Sam F. Willson, Jr.          1995         334,062          75,000            10,000          25,762             26,725
Executive V.P.               1994         334,062          75,000               -0-                             26,725
                             1993         334,062          28,000            15,000                             28,600

------------------------
<F1>
Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2>
Salary amounts for Messrs. Wyatt, Arledge and Cordes for 1993 include directors' fees paid during this period. Directors' fees for members of management of Coastal were eliminated in September 1993. There was no salary change for Mr. Wyatt during 1994 and 1995; the reduced base pay level for 1994 and 1995 was due to the September 1993 salary reduction (reported in the 1994 Proxy Statement) being in effect for all of 1994 and 1995.

<F3>
The 1995 bonuses were based on the following factors: the individual's position; the individual's responsibility; and the individual's ability to impact Coastal's financial success.

<F4>
The options do not carry any stock appreciation rights.

<F5>
During 1995, Messrs. Arledge, Cordes and Willson received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F6>
All Other Compensation for 1995 consists of: (i) Coastal contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James
F. Cordes $12,000; James A. King $3,000; and Sam F. Willson, Jr. $12,000); and
(ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,928; David A.






Arledge $37,829; James F. Cordes $35,378; James A. King $7,141; and Sam F. Willson, Jr., $14,725). These payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

      Coastal is negotiating an employment contract with James L. Van Lanen, Senior Vice President of Coastal responsible for coal operations, at his current annual rate of salary which will become effective upon the completion of the previously announced prospective sale of Coastal's coal subsidiaries, and which will extend through January 26, 2000. In addition, Coastal anticipates an agreement with Mr. Van Lanen under which he will receive a bonus based on the proceeds of the sale of such subsidiaries.

Stock Options

      The following table sets forth information with respect to stock options granted on March 1, 1995 for the fiscal year ended December 31, 1995 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1995)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                  Granted<F1>        Fiscal Year<F2>      ($/Sh)          Date         Value ($)<F3>
           ----               -------------     -----------------      ---------     ----------      ------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                  50,000                 -0-            28.50           2/28/05         623,153

James F. Cordes                   15,000                 -0-            28.50           2/28/05         186,946

James A. King                     10,000                 -0-            28.50           2/28/05         124,631

Sam F. Willson, Jr.               10,000                 -0-            28.50           2/28/05         124,631

--------------------
<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .4373 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2343, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 7.4%, (iii) a dividend yield of 1.42% and (iv) an option exercise term of ten years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation, which is based on certain assumptions, including the assumption that the option will be held for the full ten-year term prior to exercise. Studies conducted by Coastal's independent consultants indicate that options are usually exercised before the end of the full ten-year term.

Option/SAR Exercises and Holdings

      The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1995.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1995)

                                                                             Number of
                                                                            Securities               Value of
                                                                            Underlying              Unexercised
                                                                            Unexercised            In-the-Money
                                                                           Options/SARs            Options/SARs
                                                                           at FY-End (#)         at FY-End ($)<F1>

                        Shares Acquired                                    Exercisable/            Exercisable/
        Name              on Exercise (#)       Value Realized ($)         Unexercisable           Unexercisable
--------------------    -----------------      ---------------------     -----------------       ---------------
O. S. Wyatt, Jr.               -0-                      -0-               -0-     /  -0-         -0-    /   -0-
David A. Arledge               -0-                      -0-              222,373  /  98,000   2,501,525 /  833,300
James F. Cordes              121,787                 1,036,099            16,000  /  49,000      20,000 /  414,850
James A. King                  -0-                      -0-               24,000  /  16,000     258,800 /  154,400
Sam F. Willson, Jr.          16,149                   64,743              36,000  /  31,000     226,560 /  258,350

------------------
<F1>
$-based on the market price of $37.19 at December 31, 1995.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

      The following report has been provided by Coastal's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current S.E.C. proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1995 pay levels for the CEO.

Overall Objectives of the Executive Compensation Program

      Coastal's compensation philosophy and program objectives are directed by two primary guiding principles. First, the program is intended to provide fully competitive levels of compensation - at expected levels of performance - in order to attract, motivate and retain talented executives. Second, the program is intended to create an alignment of interests between Coastal's executives and stockholders such that a significant portion of each executive's compensation is directly linked to maximizing stockholder value.

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

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1995 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1995 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

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

The Annual Bonus Plan

      Coastal's Annual Bonus Plan is intended to (1) reward key employees based on company/business unit and individual performance; (2) motivate key employees; and (3) provide competitive cash compensation opportunities to plan participants. Under the plan, target award opportunities vary by individual position and are expressed as a percent of base salary. The individual target award opportunities, which are slightly below market median levels, are then aggregated into a total target pool which is adjusted as described below. The amount a particular executive may earn is directly dependent on the individual's position, responsibility, and ability to impact our financial success.

      The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1995, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1995 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1995 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1995 were below target and median market levels.

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

Long-Term Incentive Plan

      Coastal's Long-Term Incentive Plan ("LTIP") is designed to focus executive efforts on the long-term goals of Coastal and to maximize total return to our shareholders. While Coastal's LTIP allows the Committee to use a variety of long-term incentive devices, the Committee has relied solely on stock option awards to provide long-term incentive opportunities in recent years.

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 7 years of the grant date.

      Stock options were granted to the Named Executive Officers in 1995 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted.

1995 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

O. S. Wyatt, Jr.

      Mr. Wyatt served as CEO through October 4, 1995 when, at his recommendation, the Board of Directors elected Mr. Arledge to the CEO position.

      Mr. Wyatt received no salary increase in 1995. The Committee took no action regarding Mr. Wyatt's base salary, in spite of significantly improved Coastal performance during the year. This lack of any adjustment is not a reflection of performance; rather, it is based on considering strong input from the Chairman, who wants to see continued improvement in shareholder returns before receiving any base salary increase.

      Mr. Wyatt's bonus for 1995 performance was $300,000 payable in 1996. This bonus award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report was below the aggressive Coastal targets.

      The Committee granted no stock options to Mr. Wyatt in 1995 (consistent with past practices), considering his strongly expressed and longstanding opinion on this issue. Mr. Wyatt and the Committee considered Mr. Wyatt's current level of stock ownership in reaching this decision.

David A. Arledge

      Mr. Arledge was elected CEO on October 5, 1995. During 1995, his base annual salary was increased to $625,000.

      Mr. Arledge's bonus for 1995 was $300,000 payable in 1996. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

      The Committee granted stock options for 50,000 shares to Mr. Arledge in 1995 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1995 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

      Also, at the present time, the Chairman of the Board of Directors and the CEO are the only executives whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for base salary plus bonus for these individuals, Coastal has established a nonqualified deferred compensation program. Under this program, any annual incentive awards that bring cash compensation to a level over $1 million may be deferred so that payments occur after the individual is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

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

                               Pension Plan Table

                                                              Years of Credited Service
                                       --------------------------------------------------------------------
      5-Year Final
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $  125,000...................  $   34,133      $  45,511      $   56,889      $  68,266     $  67,518
         150,000...................      41,633         55,511          69,389         83,266        82,518
         175,000...................      41,633         55,511          69,389         83,266        82,518
         200,000...................      41,633         55,511          69,389         83,266        82,518
         225,000...................      41,633         55,511          69,389         83,266        82,518
         250,000...................      41,633         55,511          69,389         83,266        82,518
         300,000...................      41,633         55,511          69,389         83,266        82,518
         400,000...................      41,633         55,511          69,389         83,266        82,518
         450,000...................      41,633         55,511          69,389         83,266        82,518
         500,000...................      41,633         55,511          69,389         83,266        82,518

(A) Compensation covered under the Pension Plan for employees of Coastal and Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1995.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1995 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 40 years, $461,297; Mr. Arledge, 15 years, $56,288; Mr. Cordes, 18 years, $76,087; Mr. King, 3 years $12,141 (not vested); and Mr. Willson, 23 years, $99,715.

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

PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                     [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/90
                              Dividends Reinvested

                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1990          1991         1992         1993         1994         1995
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  78        $  77        $  91        $  85        $ 121
S&P 500                                  100           130          140          154          156          215
Index<F1><F2>                            100            83           75           89          108           97

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder return weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of:
Arkla/NorAm, Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, PanEnergy, Questar, Seagull Energy, Sonat, Southwestern Energy, Tenneco, Valero and Williams Cos.

<F2>
Coastal is excluded from the Index.

Transactions with Management and Others

      In 1987, Coastal Mart, Inc. ("Coastal Mart"), a subsidiary of Coastal, entered into a ten-year lease/purchase agreement with Pester Marketing Company ("Pester Marketing") for 220 gasoline service stations (subsequently reduced to 182 stations through disposition of assets) located in the midwestern region of the United States. Jack Pester, a principal stockholder and Chief Executive Officer of Pester Marketing, subsequently became an employee, officer and director of Coastal Mart and was elected a Senior Vice President of Coastal. Mr. Pester is no longer active in the management of Pester Marketing, and his stock interest in that company has been placed in trust. In 1994, the lease transaction was terminated pursuant to an agreement under which Coastal Mart acquired ownership of and title to 175 of the gasoline service stations and Pester Marketing retained the seven remaining stations.

      During 1995 Coastal and/or its subsidiaries sold approximately 13,447,600 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $8,352,300.

      The following table sets forth ownership of units of limited partnership interests in the Coastal 1987 Drilling Program, Ltd. by directors and all directors and executive officers as a group.

Directors                                                            Units
---------                                                            -----
O. S. Wyatt, Jr.................................................      750
Harold Burrow...................................................      100
David A. Arledge................................................        -
John M. Bissell.................................................        -
George L. Brundrett, Jr.........................................        -
Roy D. Chapin, Jr...............................................       20
James F. Cordes.................................................        -
Roy L. Gates....................................................        -
Kenneth O. Johnson..............................................        -
Jerome S. Katzin................................................        -
Thomas R. McDade................................................        -
L. D. Wooddy, Jr................................................        -
All directors and executive
    officers as a group (31 persons,
    including the above)........................................      890

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security ownership of certain beneficial owners.

      The following is information, as of March 13, 1996, on each person known or believed by ANR Pipeline to be the beneficial owner of 5% or more of any class of its voting securities:

                                                                                Amount and Nature
                                            Name and Address                      of Beneficial          Percent
Title of Class                             of Beneficial Owner                      Ownership           of Class
--------------                   -----------------------------------           ------------------       --------
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

      The total number of shares of stock of Coastal outstanding as of March 13, 1996 is 113,480,598: consisting of 61,056 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"); 77,495 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"); 32,663 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock"); 8,000,000 non-voting shares of $2.125 Cumulative Preferred Stock, Series H; 104,918,785 shares of Common Stock and 390,599 shares of Class A Common Stock.

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

      The following table sets forth information, as of March 13, 1996, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
----------------------------               ---------------------          ----------------            ------------
O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               38.2
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                13,476,985  <F3>               12.8
Thrift Plan, ESOP and                       Class A Common Stock                71,537  <F3>               17.7
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Flr.
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,475,935                      7.1
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     47.5
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              32,663  <F4>              100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------
<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 826 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

      The following table sets forth information, as of March 13, 1996, regarding each of the current directors, including Class I directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1996; Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997 and Messrs. Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998.

                                                                                                  Number of Shares
   Name, (Age), Year           Offices with Coastal                                              Beneficially         Percent (%)
 First Became Director      and/or Principal Occupation                Title of Class              Owned<F1>           of Class*
 ---------------------      ---------------------------                --------------          ----------------      -----------

O. S. Wyatt, Jr.           Chairman of the Board                       Common Stock               2,866,558  <F2>        2.7
(71), 1955                                                             Class A Common Stock         154,577  <F2>        38.2

Harold Burrow              Vice Chairman of the Board;                 Common Stock                 154,281  <F2>
(81), 1973                 Chairman of Colorado and ANR                Class A Common Stock          13,603               3.4

David A. Arledge           President and                               Common Stock                 234,634
(51), 1988                 Chief Executive Officer                     Class A Common Stock          14,396               3.6

John M. Bissell            Chairman and Chief Executive                Common Stock                   4,576
(65), 1985                 Officer of Bissell Inc.                     Class A Common Stock             -0-

George L. Brundrett, Jr.   Attorney; Former Senior Vice President      Common Stock                   4,910
(74), 1973                 and General Counsel of Coastal              Class A Common Stock           2,290

Roy D. Chapin, Jr.         Former Chairman and                         Common Stock                   3,250  <F2>
(80), 1988                 Chief Executive Officer                     Class A Common Stock             -0-
                           of American Motors Corporation

James F. Cordes            Executive Vice President;                   Common Stock                  38,131
(55), 1985                 President of ANR;                           Class A Common Stock             -0-
                           President, Natural Gas Group

Roy L. Gates               Retired; Ranching and Investments           Common Stock                   4,095
(67), 1969                                                             Class A Common Stock           2,736

Kenneth O. Johnson         Senior Vice President                       Common Stock                  59,128
(75), 1988                                                             Class A Common Stock           9,604               2.4

Jerome S. Katzin           Retired Investment Banker                   Common Stock                  41,803
(77), 1983                                                             Class A Common Stock             -0-

Thomas R. McDade           Senior Partner, Law Firm of McDade          Common Stock                     500
(63), 1993                 & Fogler L.L.P., Houston                    Class A Common Stock             -0-

L. D. Wooddy, Jr.          Retired; Former President of Exxon          Common Stock                   2,000
(69), 1992                 Pipeline Company                            Class A Common Stock             -0-

All directors and executive officers as a group                        Common Stock               3,985,862  <F3>         3.8
(31 persons, including the above)                                      Class A Common Stock         200,522  <F3>        49.5

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 186,198 shares of Class A Common Stock, which would constitute 47.7% of the shares of such class.

<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in the Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Burrow (14,189 shares of Common Stock), Arledge (215,049 shares of Common Stock and 14,324 shares of Class A Common Stock), Cordes (21,000 shares of Common Stock), and Johnson (27,848 shares of Common Stock).

<F2>
Includes shares owned by the spouse and a son of Mr. Wyatt (266,595 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 677,979 shares of Common Stock and 14,324 shares of Class A Common Stock; also includes 279,811 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

      Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade & Fogler L.L.P. Prior to forming McDade & Fogler L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

      Messrs. Arledge, Burrow, Cordes and Wyatt are directors of Colorado and ANR Pipeline Messrs. Bissell and Chapin are directors of ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 13.   Certain Relationships and Related Transactions.

      (a)  Transactions with management and others.

      ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1995, the Company had advanced $384.8 million to an associated company at a market rate of interest. Such amount is repayable on demand.

      Additional information called for by this item is set forth under Item 11, "Executive Compensation," and Note 10 of Notes to Consolidated Financial Statements included herein.

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


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements.

                 The following Consolidated Financial Statements of ANR Pipeline and Subsidiaries are included in response to Item 8 hereof on the attached pages as indicated:

                                                                            Page

           Independent Auditors' Report...................................  F-5
           Consolidated Balance Sheet at December 31, 1995 and 1994.......  F-6
           Statement of Consolidated Earnings for the Years Ended
                December 31, 1995, 1994 and 1993..........................  F-8
           Statement of Consolidated Retained Earnings for the Years
                Ended December 31, 1995, 1994 and 1993....................  F-8
           Statement of Consolidated Cash Flows for the Years Ended
                December 31, 1995, 1994 and 1993..........................  F-9
           Notes to Consolidated Financial Statements.....................  F-10

      2.   Financial Statement Schedules.

                 Schedules are omitted as not applicable or not required, or the required information is shown in the Consolidated Financial Statements or Notes thereto.

      3.   Exhibits.

            (3.1)+ Composite Certificate of Incorporation of ANR Pipeline effective as of December 31, 1987 (Filed as Module ANRCertIncorp on March 29, 1994).

            (3.2)+ Amended By-laws of ANR Pipeline effective as of September 21, 1994. (Filed as Exhibit 3.2 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

           (10.1)+ Form of Employment Agreement between ANR Pipeline and certain of its executive officers (Filed as a Module ANREmployAgree on March 29, 1994).

           (10.2)+ Form of Employment Agreement between Coastal and certain Company executive officers (Filed as Module TCCEmployAgree on March 29, 1994).

           (10.3)* Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996.

             (21)*       Subsidiaries of the Company.

             (24)*       Power of Attorney (included on signature pages herein).

             (27)*       Financial Data Schedule.

----------------------


          Note:

          + Indicates documents incorporated by reference from the prior filings indicated.
          *   Indicates documents filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

      ANR PIPELINE COMPANY
      (Registrant)


By:   JEFFREY A. CONNELLY
      -----------------------------------
      Jeffrey A. Connelly
      President, Chief Executive
      Officer and Director
      March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   JAMES F. CORDES
      -----------------------------------
      James F. Cordes
      Chairman
      March 29, 1996


By:   WILLIAM L. JOHNSON
      -----------------------------------
      William L. Johnson
      Principal Accounting Officer
      March 29, 1996


By:   RICHARD A. LIETZ
      -----------------------------------
      Richard A. Lietz
      Executive Vice President,
        Chief Operating Officer and Director
      March 29, 1996


By:   DAVID A. ARLEDGE
      -----------------------------------
      David A. Arledge
      Principal Financial Officer and Director
      March 29, 1996


By:   HAROLD BURROW
      -----------------------------------
      Harold Burrow
      Vice Chairman
      March 29, 1996


By:   JOHN M. BISSELL
      -----------------------------------
      John M. Bissell
      Director
      March 29, 1996

By:   ROY D. CHAPIN, JR.
      -----------------------------------
      Roy D. Chapin, Jr.
      Director
      March 29, 1996


By:   MARTHA O. HESSE
      -----------------------------------
      Martha O. Hesse
      Director
      March 29, 1996


By:   J. CARLETON MACNEIL, JR.
      -----------------------------------
      J. Carleton MacNeil, Jr.
      Director
      March 29, 1996


By:   O. S. WYATT, JR.
      -----------------------------------
      O. S. Wyatt, Jr.
      Director
      March 29, 1996

By:   LAWRENCE P. DOSS
      -----------------------------------
      Lawrence P. Doss
      Director
      March 29, 1996


By:   WILBER H. MACK
      -----------------------------------
      Wilber H. Mack
      Director
      March 29, 1996


By:   JAMES H. MCNEAL, JR.
      -----------------------------------
      James H. McNeal, Jr.
      Director
      March 29, 1996

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Liquidity and Capital Resources

      Overview. Internally generated funds have been the primary source to meet mandatory debt and preferred stock retirements and other cash requirements of the Company over the past three years.

      On September 23, 1993, the Company filed a shelf registration statement with the Securities and Exchange Commission for the public offering of up to $200 million in senior unsecured debt securities, which became effective on October 5, 1993. Subsequently, in February 1994, the Company completed an offering of $125 million in principal amount of 7-3/8% 30-year Debentures due on February 15, 2024. On June 1, 1995, the Company fully utilized the shelf registration by offering $75 million in principal amount of 7% Debentures due June 1, 2025, putable by the holders for redemption at par on June 1, 2005. The net proceeds from the sale of the Debentures were used for the payment of common stock dividends and for the repayment of outstanding Swiss franc bonds which matured in October 1995. The 125 million Swiss franc bonds had a dollar equivalence of $58.1 million and an effective interest rate of 10.7%. The remaining net proceeds from the Debentures were added to the general funds of the Company and were used for capital expenditures and for other general corporate purposes.

      On June 16, 1994, the Company redeemed all of the outstanding shares of its Cumulative Preferred Stock. For additional information regarding this matter, see Note 2 of Notes to Consolidated Financial Statements included herein.

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                 1995         1994        1993
                                                                               ---------    --------    ---------

      Cash flows from operating activities to long-term debt
       and capital lease obligations..........................................     42.5%       56.3%       66.0%

      Long-term debt and capital lease obligations to total capitalization....     35.9%       35.7%       27.3%

      The decreases in 1995 and 1994 in the ratio of cash flows from operating activities to long-term debt and capital lease obligations resulted from an increase in long-term debt due to the issuance of $75 million and $125 million of Debentures in 1995 and 1994, respectively, as discussed above. A reduction in accounts payable in 1995 also contributed to the decrease. The ratio of long-term debt and capital lease obligations to total capitalization in 1995 approximated that of 1994, due to the increase in long-term debt being offset by an increase in retained earnings during 1995. The increase in 1994 in the ratio of long-term debt and capital lease obligations to total capitalization resulted from issuance of long-term debt and a decrease in retained earnings resulting from dividends paid.

      Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

      Expenditures for each of the years 1993 through 1995 and the sources of capital used to finance these expenditures are summarized in the "Statement of Consolidated Cash Flows."

      Capital Expenditures. Capital expenditures were $48.1 million in 1995 and $62 million in 1994. Capital expenditures for 1996 are currently budgeted at $71 million.

      Funding for certain proposed natural gas pipeline projects is anticipated to be provided through nonrecourse financings in which the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be from general corporate funds. Financing for the remaining budgeted expenditures in 1996 will be accomplished by the use of internally generated funds. Information concerning certain of these projects is contained in Part I herein under Item 1, "Business - Other Developments."

      Financing Alternatives. Alternatives to finance additional capital and other expenditures are limited principally by the terms of certain debt instruments of the Company and certain affiliates. Under the most restrictive of such instruments, as of December 31, 1995, ANR Pipeline and certain affiliates could incur in the aggregate approximately $765 million of additional indebtedness. For the Company and these affiliates to incur indebtedness for borrowed money in excess of this amount, $200 million of indebtedness of Coastal Natural Gas would need to be retired.

      The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1995, the Company had advanced $384.8 million to an associated company at a market rate of interest. Such amount is repayable upon demand.

      Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $.6 million in 1995 on environmental capital projects and anticipates annual capital expenditures of $2.8 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, the EPA has developed sufficient information to estimate total cleanup costs of approximately $45.1 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.9 million. At a sixth site, the Company had been named a de minimis potentially responsible party and has settled the claim for approximately $20,000.

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

Results of Operations

      On April 8, 1992 the FERC issued Order 636 which required significant changes in the services provided by interstate natural gas pipelines (see Note 6 of Notes to Consolidated Financial Statements included herein). The intent of Order 636 is to insure that interstate pipeline transportation services are equal in quality for all gas supplies, whether the buyer purchases gas from the pipeline or from any other gas supplier. The FERC amended its regulations to require the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. In addition, Order 636 has resulted in the incurrence of transition costs. However, Order 636 provides mechanisms for the recovery of such costs within a reasonable time period.

      ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. The Company now offers a wide range of "unbundled" storage, transportation, and balancing services, primarily in the Midwest and increasingly in the Northeast regions of the United States. The Midwest region is continuing to experience intensified competition due to excess pipeline capacity, and as a result, capacity is trading at artificially low rates because of remarketing of capacity at discounted rates by customers. The Company believes this excess pipeline capacity will lessen by the end of the decade as demand for natural gas grows and competitors convert or retire underutilized assets. Although the Company's transportation capacity is currently sold out in this region, the Company has instituted reengineering projects and cost-cutting efforts, which included an early retirement incentive program in 1995, in order to remain competitive in the Midwest region. For additional information regarding the early retirement incentive program, see Note 9 of Notes to Consolidated Financial Statements included herein.

      As a result of Order 636, the Company no longer offers merchant services and has bought out or assigned a significant portion of its gas purchase contracts. The Company is continuing to negotiate the termination of the remaining gas purchase contract obligations. In 1995 and 1994, gas sales revenues reflect amounts related to the auctioning of gas in producing areas acquired under these remaining gas purchase contracts, in addition to purchased gas adjustment recoveries from customers associated with purchase periods prior to Order 636. The Company's Order 636 restructured tariff provides mechanisms for the purpose of recovering from its transportation customers any pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas. While operating revenues have been reduced as a result of the implementation of Order 636, purchases and other related costs have also been reduced by a similar amount, thereby having minimal net impact on earnings.

      Revenues. Storage and transportation revenues decreased by $3.5 million in 1995 as compared to 1994. The primary factor contributing to the decrease was lower storage and transportation revenues of $14.7 million resulting from continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates, as discussed above. The decrease in storage and transportation revenues is partially offset by an increase in contract settlements of $10.6 million. Provisions for regulatory matters were $37 million and $37.6 million in 1995 and 1994, respectively.

      Storage and transportation revenues increased by $71.6 million in 1994 as compared to 1993. The primary factor contributing to the increase was revenues associated with cost recovery mechanisms related to above market gas purchases and certain transportation services provided by others, which were offset by amounts included in cost of gas and operation and maintenance. Revenues have been reduced in 1994 by provisions for regulatory matters.

      Gas sales revenues decreased by $46.9 million in 1995 as compared to 1994 primarily due to a decrease of $37 million related to a reduction in the quantity of gas auctioned on the open market, as discussed above. Lower spot market prices also resulted in a decrease in revenues of $7.8 million.

      Gas sales revenues declined significantly in 1994 as compared to 1993 as a result of the elimination of the Company's merchant services, as discussed above.

      Other revenues increased by $29 million in 1995 as compared to 1994. This increase includes increased interest income from a related party of $11.2 million and adjustments to revenue reserves associated with certain transition cost recovery mechanisms of $8.7 million.

      Cost of Gas. Cost of gas decreased by $27.3 million in 1995 as compared to 1994. Cost of gas includes purchases required under certain remaining gas purchase contracts and the amortization of purchased gas adjustment recoveries from customers. The variance primarily results from a decrease of $43.8 million due to reductions in the quantity of gas purchased under the Company's remaining gas purchase contracts. This decrease in cost was partially offset by an increase in the amortization of previously deferred costs associated with above market gas purchases of $19.2 million, partially as a result of the implementation of the FERC's policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636 (see Note 6 of Notes to Consolidated Financial Statements).

      Cost of gas significantly declined during 1994, as compared to 1993, primarily as a result of the elimination of the Company's merchant services, as discussed above.

      Operation and Maintenance. Operation and maintenance expenses decreased by $4.1 million in 1995 as compared to 1994. The decrease primarily results from a reduction of $13 million in storage and transportation services provided by others, partially offset by an $8.3 million benefit included in 1994 related to revisions of certain estimated costs.

      Operation and maintenance expenses decreased by $17.8 million in 1994 as compared to 1993. This decrease was largely due to a $19.2 million reduction in transportation services provided by others and a $7.2 million reduction in costs associated with maintenance of pipeline and compressor station facilities. This decrease was partially offset by a $6.9 million increase in benefit costs related to the required adoption of FAS Nos. 106 and 112. The variance also includes an additional benefit in 1993 of $7.4 million related to revisions of certain estimated costs.

      Interest Expense. Interest expense increased by $5.9 million in 1995 as compared to 1994 largely due to an increase in expense associated with changes in provisions for regulatory matters.

Recent Pronouncement of the FASB

      The FASB has issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS No. 121"), to be effective in 1996. The provisions of this statement require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for an amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations in 1996.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan


      We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP




Detroit, Michigan
February 1, 1996

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1995         1994
                                                                                           ----------   ---------

                                ASSETS

Property, Plant and Equipment, at cost...................................................  $  3,468.5   $ 3,421.3
   Less - Accumulated depreciation.......................................................     2,273.0     2,226.1
                                                                                           ----------   ---------
                                                                                              1,195.5     1,195.2
                                                                                           ----------   ---------

Current Assets:
   Cash and cash equivalents.............................................................        22.9        22.0
   Note receivable from related party....................................................       384.8       235.2
   Accounts receivable:
      Others.............................................................................        73.5        65.4
      Related parties....................................................................        14.0        23.5
   Materials and supplies, at average cost...............................................        34.4        41.1
   Other.................................................................................          .6          .8
                                                                                           ----------   ---------
                                                                                                530.2       388.0
                                                                                           ----------   ---------

Other Assets:
   Assets related to excess gas supply...................................................        78.3        90.8
   Investment in pipeline partnerships...................................................        35.2        41.2
   Order 636 transition costs............................................................       127.6        39.9
   Deferred charges and other............................................................        73.8       103.5
                                                                                           ----------   ---------
                                                                                                314.9       275.4
                                                                                           ----------   ---------

                                                                                           $  2,040.6   $ 1,858.6
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1995         1994
                                                                                           ----------   ---------

                 STOCKHOLDER'S EQUITY AND LIABILITIES

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and
      outstanding 1,000 shares...........................................................  $       .1   $      .1
   Additional paid-in capital............................................................       466.2       466.2
   Retained earnings.....................................................................       443.4       322.2
                                                                                           ----------   ---------
                                                                                                909.7       788.5
                                                                                           ----------   ---------

Long-Term Debt and Capital Lease Obligations.............................................       509.3       437.0
                                                                                           ----------   ---------

Current Liabilities:
   Maturities of long-term debt and capital lease
      obligations........................................................................         3.0        61.1
   Accounts payable:
      Others.............................................................................       131.0       168.8
      Related parties....................................................................         6.0         7.4
   Taxes on income.......................................................................  (     14.0)        2.5
   Other taxes...........................................................................        21.5        23.9
   Provision for regulatory matters......................................................        79.2        38.1
   Other.................................................................................        30.4        28.6
                                                                                           ----------   ---------
                                                                                                257.1       330.4
                                                                                           ----------   ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.....................................................       223.0       229.2
   Other.................................................................................       141.5        73.5
                                                                                           ----------   ---------
                                                                                                364.5       302.7
                                                                                           ----------   ---------

                                                                                           $  2,040.6   $ 1,858.6
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1995         1994         1993
                                                                              ---------    ----------   ---------

Revenues:
   Storage and transportation:
      Others................................................................  $   695.5    $    689.0   $   620.9
      Related parties.......................................................        7.3          17.3        13.8
   Gas sales:
      Others................................................................       21.4          23.9       582.8
      Related parties.......................................................       37.8          82.2        20.7
   Other revenues:
      Others................................................................       25.7          12.1        17.5
      Related parties.......................................................       33.0          17.6        16.1
                                                                              ---------    ----------   ---------
                                                                                  820.7         842.1     1,271.8
                                                                              ---------    ----------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others................................................................      275.6         277.3       299.8
      Related parties.......................................................      100.1         102.5        97.8
   Cost of gas:
      Others................................................................       96.9         108.6       469.0
      Related parties.......................................................          -          15.6        70.6
   Depreciation and amortization............................................       50.6          50.5        46.6
   Interest expense.........................................................       59.4          53.5        50.8
   Taxes on income..........................................................       86.8          82.0        80.2
                                                                              ---------    ----------   ---------
                                                                                  669.4         690.0     1,114.8
                                                                              ---------    ----------   ---------

Net Earnings................................................................  $   151.3    $    152.1   $   157.0
                                                                              =========    ==========   =========



                   STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Millions of Dollars)


                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1995         1994         1993
                                                                              ---------    ----------   ---------

Balance - Beginning of Year.................................................  $   322.2    $    503.0   $   383.7

Net Earnings................................................................      151.3         152.1       157.0

Preferred Stock Redemption Premium Adjustment...............................          -    (       .3)          -

Dividends:
   Common stock.............................................................  (    30.1)   (    331.0)  (    33.7)
   Preferred stock..........................................................          -    (      1.6)  (     4.0)
                                                                              ---------    ----------   ---------

Balance - End of Year.......................................................  $   443.4    $    322.2   $   503.0
                                                                              =========    ==========   =========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

Cash Flows from Operating Activities:
   Net earnings................................................................  $  151.3    $  152.1    $  157.0
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization............................................      53.2        52.9        48.6
      (Decrease) increase in deferred income taxes.............................  (    6.2)       12.4        31.5
      Increase (decrease) in provision for regulatory matters..................      41.1        35.7    (    4.5)
      Producer contract reformation cost recoveries............................      28.9        29.9        47.1
      Provision for producer settlements.......................................        .6           -    (    5.1)
      Equity in earnings of pipeline partnerships..............................  (    7.0)   (    5.3)   (    6.5)
   Changes in other assets and liabilities affecting operating activities:
      (Increase) decrease in accounts receivable:
         Others................................................................  (    8.1)        7.8         7.2
         Related parties.......................................................       9.5    (   14.2)        8.9
      Decrease in gas in underground storage...................................         -           -        67.4
      (Decrease) increase in accounts payable and other accruals:
         Others................................................................  (   55.0)       11.6    (   56.0)
         Related parties.......................................................  (    1.4)   (    5.9)   (   17.6)
      Net increase (decrease) in other assets/liabilities......................       9.3    (   30.8)   (   31.1)
                                                                                 --------    --------    --------
         Total adjustments.....................................................      64.9        94.1        89.9
                                                                                 --------    --------    --------

         Net cash provided by operating activities.............................     216.2       246.2       246.9
                                                                                 --------    --------    --------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party...................  (  149.6)       50.3    (   58.0)
   Gas supply settlements and prepayments......................................  (    1.4)          -    (    4.3)
   Recovery of gas supply prepayments..........................................        .2          .3        24.9
   Capital expenditures........................................................  (   48.1)   (   62.0)   (   49.4)
                                                                                 --------    --------    --------

         Net cash used in investing activities.................................  (  198.9)   (   11.4)   (   86.8)
                                                                                 --------    --------    --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt................................      74.6       123.0           -
   Retirement of long-term debt and capital lease obligations..................  (   60.9)   (    2.9)   (   81.3)
   Redemptions and early retirement of preferred stock.........................         -    (   34.0)   (   10.2)
   Common stock dividends paid.................................................  (   30.1)   (  331.0)   (   33.7)
   Preferred stock dividends paid..............................................         -    (    1.8)   (    4.1)
                                                                                 --------    --------    --------

         Net cash used in financing activities.................................  (   16.4)   (  246.7)   (  129.3)
                                                                                 --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................        .9    (   11.9)       30.8

Cash and Cash Equivalents at Beginning of Period...............................      22.0        33.9         3.1
                                                                                 --------    --------    --------

Cash and Cash Equivalents at End of Period.....................................  $   22.9    $   22.0    $   33.9
                                                                                 ========    ========    ========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

- Basis of Presentation

      ANR Pipeline is a subsidiary of ANR, which is a direct subsidiary of Coastal Natural Gas and an indirect subsidiary of Coastal. The financial statements presented herewith are presented on the basis of historical cost and do not reflect the basis of cost to Coastal Natural Gas. The preparation of these financial statements, in conformity with generally accepted accounting principles, requires estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Actual results could differ from the estimates and assumptions used.

      The Company is subject to the regulations and accounting procedures of the FERC. The Company meets the criteria and, accordingly, follows the reporting and accounting requirements of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71"). This statement provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by non-regulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

      Transactions which the Company has recorded differently than a non-regulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

      The Company has applied FAS No. 71 and evaluates the applicability of regulatory accounting and the recoverability of those assets through rate or other contractual mechanisms on an ongoing basis. If FAS No. 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At December 31, 1995, this amount was approximately $156 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS No. 71. Any potential charge to earnings would be noncash and would have no direct effect on either the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

- Reclassifications

      Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of these reclassifications was not material to the Company's consolidated financial position or results of operations.

- Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has a 20% to 50% continuing interest and exercises significant influence. The equity method has also been used in 1995 for an investment in a limited partnership in which the Company has an interest of more than 5%.

- Depreciation of Gas Plant

      The Company's annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate for 1993 through 1995 was approximately 1.7%. The determination of book depreciation useful lives and the resulting depreciation rates are consistent with the policies and practices normally followed under generally accepted accounting principles. A calculation of the cumulative effect on recorded depreciation resulting from the use of recovery periods for regulatory purposes different from the estimated useful lives absent regulation has not been prepared.

      Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation. Gain or loss on sales of major property units is credited or charged to income.

      The FASB has issued FAS No. 121 to be effective in 1996. The provisions of this statement require the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. FAS No. 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs that a regulator excludes from the enterprise's allowable costs. If it is determined that an impairment has occurred, the amount of the impairment should be charged to earnings. The application of the new standard is not expected to have a material effect on the Company's consolidated financial position or results of operations in 1996.

- Income Taxes

      The Company is a member of a consolidated group which files a consolidated federal income tax return. Members of the consolidated group with taxable incomes are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings.

- Statement of Cash Flows

      For purposes of these financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of interest capitalized, of $55.7 million, $50.2 million and $53.0 million in 1995, 1994 and 1993, respectively. Cash payments for income taxes amounted to $110.4 million, $54.9 million and $103.2 million in 1995, 1994 and 1993, respectively.

- Allowance for Funds Used During Construction

      In accordance with the accounting requirements of the FERC, an allowance for equity and borrowed funds used during construction is included in the cost of the Company's major additions to gas plant. These costs amounted to $1.2 million in each of the years 1995 and 1994 and $1.5 million in 1993.

- Nature of Operations and Concentrations of Credit Risk

      ANR Pipeline is involved in the transportation, storage and balancing of natural gas primarily in the Midwest and increasingly in the Northeast regions of the United States. The Company operates under arrangements with other companies including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end-users. As a result, the Company has a concentration of receivables due from these customers. This may affect the Company's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory and other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions prior to extending credit.

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

3.    Long-Term Debt

      Balances at December 31 were as follows (millions of dollars):
                                                                                               1995        1994
                                                                                             --------    --------
      Debentures:
         9-5/8% series, due 2021..........................................................   $  300.0    $  300.0
         7-3/8% series, due 2024..........................................................      125.0       125.0
         7% series, due 2025..............................................................       75.0           -

      Unsecured Debt:
         Swiss Franc Bonds due 1995*......................................................          -        58.1
      Unamortized discount related to outstanding debt, net of premium....................   (    2.3)   (    2.4)
                                                                                             --------    --------
                                                                                                497.7       480.7

      Less maturities ....................................................................          -        58.1
                                                                                             --------    --------

                                                                                             $  497.7    $  422.6
                                                                                             ========    ========

      * In October 1995, the Company retired its 6%, 125 million Swiss franc bonds at a U.S. dollar equivalence of $58.1 million. The foreign currency swap agreements, entered into by the Company to manage the foreign exchange exposure related to these bonds, also matured concurrent with the retirement of this debt.

      None of the above debt issuances have maturity or sinking fund requirements prior to their retirement due dates.

      Alternatives to finance additional capital and other expenditures are limited principally by the terms of certain debt instruments of the Company and certain affiliates. Under the most restrictive of such instruments, as of December 31, 1995, ANR Pipeline and certain affiliates could incur in the aggregate approximately $765 million of additional indebtedness. For the Company and these affiliates to incur indebtedness for borrowed money in excess of this amount, $200 million of indebtedness of Coastal Natural Gas would need to be retired.

4.    Value of Financial Instruments

      The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                December 31, 1995             December 31, 1994
                                                           --------------------------    -------------------------
                                                             Carrying        Fair          Carrying        Fair
                                                              Amount         Value          Amount         Value
                                                           ------------   -----------    ------------    ---------
                                                                             (Millions of dollars)

      Nonderivatives:
         Financial assets:
           Cash and cash equivalents...................    $       22.9   $      22.9    $      22.0   $      22.0
           Marketable security of a related party......             2.0           2.1            2.0           2.1
           Note receivable from a related party........           384.8         384.8          235.2         235.2

         Financial liabilities:
           Long-term debt..............................           500.0         589.5          522.6         511.4

      Derivatives relating to long-term debt:
         Foreign currency swap gains...................               -             -    (      39.5)  (      39.5)

      The estimated fair value of the marketable security of a related party is based on market quotes at December 31, 1995 and 1994, respectively, and is included under "Deferred charges and other" assets. The note receivable from a related party is at a floating market rate of interest and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated values of the Company's long-term debt are based on interest rates at December 31, 1995 and 1994, respectively, for new issues with similar remaining maturities. The fair market values of the Company's foreign currency swaps, which matured in October 1995, were based on the estimated termination values at December 31, 1994.

5.    Take-or-Pay Obligations

      "Assets related to excess gas supply" consists of $78.3 million and $90.8 million at December 31, 1995 and 1994, respectively, relating to prepayments for gas under gas purchase contracts with producers and settlement payment amounts relative to the restructuring of gas purchase contracts as negotiated with producers. Currently, FERC regulations allow for the billing of a portion of the costs of take-or-pay settlements and renegotiating gas purchase contracts. Prepayments are normally recoupable through future deliveries of natural gas.

      Contract reformation costs incurred as a result of the mandated Order 636 restructuring will be recovered under the transition cost mechanisms of Order 636, as well as through negotiated agreements with the Company's customers. The Company believes that these mechanisms provide adequate coverage for such costs.

      Several producers have instituted litigation arising out of take-or-pay claims against the Company. In the Company's experience, producers' claims are generally vastly overstated and do not consider all adjustments provided for in the contract or allowed by law. The Company has resolved the majority of the exposure with its suppliers for approximately 13% of the amounts claimed. At December 31, 1995, the Company estimated that unresolved asserted and unasserted producers' claims were negligible.

      At December 31, 1995, the Company was committed to make future purchases under certain take-or-pay contracts with fixed, minimum or escalating price provisions. Based on contracts in effect at that date, and before considering reductions provided in the contracts or applicable law, such commitments are estimated to be $17 million and $11 million for the years 1996 and 1997, respectively, and $1 million thereafter. Such commitments have also not been adjusted for all amounts which may be assigned or released, or for the results of future litigation or negotiation with producers.

      The Company has made provisions, which it believes are adequate, for payments to producers that may be required for settlement of take-or-pay claims and restructuring of future contractual commitments. In determining the net loss relating to such provisions, the Company has also made accruals for the estimated portion of such payments which would be recoverable pursuant to FERC-approved settlements with customers. Such provisions and accruals were not material to the Company for the years 1995, 1994 and 1993.

6.    Litigation, Environmental and Regulatory Matters

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

- Environmental

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $.6 million in 1995 on environmental capital projects and anticipates annual capital expenditures of $2.8 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, the EPA has developed sufficient information to estimate total cleanup costs of approximately $45.1 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.9 million. At a sixth site, the Company had been named a de minimis potentially responsible party and has settled the claim for approximately $20,000.

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

- Regulatory Matters

      On March 10, 1992, the Company submitted to the FERC a comprehensive Interim Settlement designed to resolve all outstanding issues resulting from its 1989 rate case and its 1990 proposed service restructuring proceeding. The Interim Settlement became effective November 1, 1992 and expired with the Company's implementation of Order 636 on November 1, 1993. Under the Interim Settlement, gas inventory demand charges were collected from the Company's resale customers for the period November 1, 1992 through October 31, 1993. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, the Company filed with the FERC on April 29, 1994, a reconciliation report showing over-collections and, therefore, proposed refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. By an order issued February 27, 1995, the FERC approved the Company's refund allocation methodology, and directed the Company to make immediate refunds of $45.1 million, together with applicable interest, subject to further investigation of the claims which the customers have made. On May 2, 1995, the FERC issued a further order setting these issues for an evidentiary hearing. Initial testimony has been filed, and the parties are conducting discovery. The hearing is set to commence in May 1996. Undisputed refunds, including interest, were paid on March 29, 1995. The Company submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers. The subsequent adjusted reconciliation report has been consolidated with the ongoing evidentiary hearing. Certain customers have also sought judicial review before the United States Court of Appeals for the D.C. Circuit of the FERC's approval of the refund allocation methodology. Briefs have been filed, and oral argument is scheduled for April 12, 1996.

      On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636. Oral argument in the case was held before the United States Court of Appeals for the D.C. Circuit in February 1996. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. As a result, the Company no longer provides merchant services and now offers a wide range of "unbundled" transportation, storage and balancing services. However, the Company still purchases a residual quantity of gas under certain remaining gas purchase contracts. The Company's Order 636 restructured tariff provides a transitional mechanism for the purpose of recovering from, or refunding to, its customers any pricing differential between costs incurred to purchase this gas and the amount the Company recovers through the auctioning of such gas on the open market in producing areas. Several persons, including ANR Pipeline, have sought judicial review of aspects of the FERC's orders approving the Company's restructuring filings. These appeals have been held in abeyance by the United States Court of Appeals for the D.C. Circuit, pending further notice. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that after minor required tariff modifications, the Company is now fully in compliance with Order 636 and the requirements of the orders on its restructuring filings. The FERC issued a further order regarding certain compliance issues on July 1, 1994. In accordance with this order, the Company filed revised tariff sheets on July 18, 1994, which were accepted by order issued April 12, 1995.

      On November 1, 1993, the Company filed a general rate increase with the FERC under Docket No. RP94-43. The increase represents the effects of higher plant investment, Order 636 restructuring costs, rate of return and tax rate changes, and increased costs related to the required adoption of recent accounting rule changes, i.e., FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS No. 106") and FAS No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS No. 112"). On March 23, 1994, the FERC issued an order granting and denying various requests for summary disposition and establishing hearing procedures for issues remaining to be investigated in this proceeding. The hearing commenced on January 31, 1996. The order required the reduction or elimination of certain costs which resulted in revised rates such that the revised rates reflect an $85.7 million increase in the cost of service from that approved in the Interim Settlement and a $182.8 million increase over the Company's approved rates for its restructured services under Order 636. The Company sought rehearing of various aspects of the order. Further, on April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. On September 21, 1994, the FERC accepted the Company's filing in compliance with the March 23, 1994 order, subject to further modifications including an additional reduction in cost of service of approximately $5 million. The Company submitted its compliance filing to the FERC on October 6, 1994, which the FERC accepted by order issued February 8, 1995, subject to a further compliance filing requirement. This compliance filing was submitted by the Company on March 10, 1995, and was accepted by order issued May 3, 1995, subject to one additional compliance filing requirement, which the Company filed on May 18, 1995 and which was accepted by order issued on June 30, 1995. On December 8, 1994, the FERC issued its order denying rehearing of the March 23, 1994 order. On January 26, 1995, the Company sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which the Court dismissed as premature. The FERC has also issued a series of orders and orders on rehearing in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its rate proceeding, the revenues the Company receives for its services in its pending rate proceeding were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, the Company has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit and the Court granted the FERC's motion to hold the Company's appeal in abeyance pending the outcome of the Order 636 appeal discussed above.

      ANR Pipeline has executed a Settlement Agreement (the "Settlement Agreement") with Dakota Gasification Company ("Dakota") and the Department of Energy which resolves litigation concerning purchases of synthetic gas by the Company from the Great Plains Coal Gasification Plant (the "Plant"). That litigation, originally filed in 1990 in the United States District Court in North Dakota, involved claims regarding the Company's obligations under certain gas purchase and transportation contracts with the Plant. The Settlement Agreement resolves all disputes between the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract. The Settlement Agreement is subject to final FERC approval, including an approval for the Company to recover the settlement costs from its customers. On August 3, 1994, the Company filed a petition with the FERC requesting: (a) that the Settlement Agreement be approved; (b) an order approving ANR Pipeline's proposed tariff mechanism for the recovery of the costs incurred to implement the Settlement Agreement; and (c) an order dismissing a proceeding currently pending before the FERC, wherein certain of ANR Pipeline's customers have challenged Dakota's pricing under the original gas supply contract. On October 18, 1994, the FERC issued an order consolidating the Company's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement. In the Initial Decision, the ALJ also determined the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the ALJ determined that the appropriate level of costs is less than the amounts ANR Pipeline has billed to its customers since May 1993 under the ALJ's decision, ANR Pipeline may be required to refund to its customers the excess amounts collected. At December 31, 1995, that refund amount would be approximately $70 million, plus interest. It is ANR Pipeline's position that the Settlement Agreement is prudent and that the FERC has no lawful authority to order refunds for past periods, but even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the refund amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

      Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of December 31, 1995, the Company incurred transition costs in the amount of $54 million. In addition, the Company recorded a contingent liability for $94.1 million representing future above market gas purchase obligations, including future obligations of $74 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. The Company has filed for recovery of approximately $44.5 million of incurred transition costs, of which $42.7 million has been accepted by the FERC for recovery, subject to refund and further proceedings. Of the $42.7 million accepted by the FERC, $28.6 million has been settled with the parties to the respective FERC proceedings. Additional transition cost filings will be made by the Company in the future.

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

7.    Lease Commitments

      The Company is the lessee of eight storage fields under capital leases. The storage field leases expire on May 1, 2003. However, the Company has the option to extend each of the leases for up to two successive five-year periods. The net present value of the future minimum lease payments is included as part of "Property, Plant and Equipment" in the Company's Consolidated Balance Sheet as follows (millions of dollars):

                                                                                       December 31,
                                                                                   --------------------
                                                                                      1995      1994
                                                                                   ---------  ---------

              Storage property................................................     $   122.1  $   121.9
              Less:  Accumulated depreciation.................................         107.5      104.5
                                                                                   ---------  ---------

                                                                                   $    14.6  $    17.4
                                                                                   =========  =========

      The annual provision for depreciation included as a part of depreciation and amortization expense was $3 million for 1995, 1994 and 1993.

      Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1995 are as follows (millions of dollars):

           Year ending December 31:
              1996................................................ $  9.4
              1997................................................    8.8
              1998................................................    8.1
              1999................................................    7.5
              2000................................................    6.5
              2001 through 2003...................................   10.7
                                                                   ------
              Total minimum lease payments........................   51.0

              Less:  Amount representing executory costs..........   15.0
                                                                   ------

              Net minimum lease payments..........................   36.0

              Less:  Amount representing interest.................   21.4
                                                                   ------

              Present value of net minimum lease payments......... $ 14.6
                                                                   ======

      Operating lease rentals included in operating expenses totaled $15.0 million for 1995, $13.7 million for 1994 and $16.2 million for 1993. Aggregate minimum lease payments under existing noncapitalized, long-term leases are approximately $14.0 million for each of the years 1996 through 2000, and $100.7 million thereafter.

8.    Taxes On Income

      Provisions for income taxes are composed of the following (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------
      Federal:
         Currently payable...................................................    $   98.6    $   85.6    $   62.0
         Deferred ...........................................................    (   17.2)   (    8.1)       14.5
                                                                                 --------    --------    --------
                                                                                     81.4        77.5        76.5
                                                                                 --------    --------    --------
      State and City:
         Currently payable...................................................         6.8         5.2         2.1
         Deferred ...........................................................    (    1.4)   (     .7)        1.6
                                                                                 --------    --------    --------
                                                                                      5.4         4.5         3.7
                                                                                 --------    --------    --------

           Total income taxes................................................    $   86.8    $   82.0    $   80.2
                                                                                 ========    ========    ========

      Provisions for income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------
      Tax expense computed by applying the U.S. federal income tax rate
         of 35%..............................................................    $   83.3    $   81.9    $   83.0

      Increases (reductions) in taxes resulting from:
         State and city income taxes reduced by federal income tax benefit...         3.5         2.9         2.4
         Normalization adjustment for liberalized depreciation...............           -    (    2.8)   (    4.8)
         Other...............................................................           -           -    (     .4)
                                                                                 --------    --------    --------
             Taxes on income.................................................    $   86.8    $   82.0    $   80.2
                                                                                 ========    ========    ========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (millions of dollars):

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1995        1994
                                                                                             --------    --------

      Depreciation........................................................................   $  166.5    $  162.8
      Purchased gas and other recoverable costs...........................................       43.5        53.5
      Other...............................................................................       15.1        15.4
                                                                                             --------    --------
         Deferred tax liabilities.........................................................      225.1       231.7
                                                                                             --------    --------

      Provision for regulatory matters....................................................   (   30.3)   (   14.6)
      Inventory capitalization............................................................   (    1.6)   (    1.6)
      Benefit plans and accrued expenses..................................................   (    5.1)   (    8.0)
      Other...............................................................................   (    8.4)   (   10.0)
                                                                                             --------    --------
         Deferred tax assets..............................................................   (   45.4)   (   34.2)
                                                                                             --------    --------

         Deferred income taxes............................................................   $  179.7    $  197.5
                                                                                             ========    ========

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

9.    Benefit Plans

      The Company participates with its affiliates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1995, the Plan did not have an unfunded accumulated benefit obligation. ANR Pipeline made no contributions to the Plan for 1995, 1994 or 1993. Assets of the Plan are not segregated or restricted by its participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

      The Company offered an early retirement incentive program to all of its eligible employees (age 55 before January 1, 1996 and having five or more years of service before January 1, 1996), who were employed through December 31, 1995. All benefits provided under this program are being funded by the Plan and will not have a material impact on the Company's consolidated cash flow or financial position.

      ANR Pipeline also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $6.0 million, $6.3 million and $5.9 million for 1995, 1994 and 1993, respectively.

      The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred and are being amortized, to reflect the impact of rate regulation.

      The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1995 and 1994 and the benefit cost for the years ended December 31, 1995, 1994 and 1993 (millions of dollars):

                                                                                               1995        1994
                                                                                             --------    --------
      Accumulated postretirement benefit obligation:

         Retirees.........................................................................   $(  42.7)   $(  40.8)
         Fully eligible plan participants.................................................   (     .5)   (    2.1)
         Other active plan participants...................................................   (   13.1)   (    8.9)
                                                                                             --------    --------
                                                                                             (   56.3)   (   51.8)

      Plan assets at fair value...........................................................       17.0        11.0
                                                                                             --------    --------

      Accumulated postretirement benefit obligation in excess of plan assets..............   (   39.3)   (   40.8)
      Unrecognized net transition obligation..............................................       53.2        56.3
      Unrecognized net gain from past experience different from
         that assumed.....................................................................   (   12.3)   (   15.1)
                                                                                             --------    --------

      Postretirement benefit prepayment included in
         Consolidated Balance Sheet.......................................................   $    1.6    $     .4
                                                                                             ========    ========


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

      Netperiodic postretirement benefit cost consisted of the following components:

           Service cost - benefits earned during the period..................    $     .5    $     .5    $     .4
           Interest cost on accumulated postretirement benefit obligation....         4.1         4.2         5.0
           Amortization of transition obligation.............................         3.1         3.1         3.1
           Return on assets, net of deferrals................................    (    1.3)   (     .4)          -
                                                                                 --------    --------    --------
           Net periodic postretirement benefit cost..........................         6.4         7.4         8.5
           Deferred regulatory amounts.......................................          .9          .8    (    6.5)
                                                                                 --------    --------    --------
         Net postretirement benefit cost recognized in Statement of
            Consolidated Earnings............................................    $    7.3    $    8.2    $    2.0
                                                                                 ========    ========    ========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% in 1995, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 12.0% and 16.0% in 1994 and 1993, respectively. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 by approximately 4.3% and the net postretirement health care cost by approximately 5.4%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

10.   Transactions with Major Customers and Related Parties

-     Major Customers:

      The Statement of Consolidated Earnings includes revenues from major customers as follows (millions of dollars):

                                                           1995                  1994                  1993
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                     Amount   of Total     Amount   of Total     Amount  of Total
                                                    --------  --------    --------  --------    -------- --------

      Wisconsin Gas Company......................   $   94.6     11.5%    $  100.8     12.0%    $  223.0    17.5%
      Michigan Consolidated Gas Company..........       70.3      8.6         65.7      7.8        241.7    19.0


-     Related Parties:

      "Operation and maintenance" expenses within the Statement of Consolidated Earnings includes affiliate and other related party transactions as follows (millions of dollars):

                                                                                   1995        1994        1993
                                                                                 --------    --------    --------

      Storage and transportation expense - affiliates........................    $   18.0    $   20.9    $   25.6
      Storage and transportation expense - other related parties.............        41.2        39.9        31.9
      Services provided at cost - affiliates.................................        24.4        26.8        23.8
      Facilities rental expense - affiliates.................................        16.5        14.9        16.5

      Services provided by the Company at cost for affiliated companies were $10.3 million for 1995, $9.9 million for 1994 and $10.1 million for 1993. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Such costs are allocated using a three-factor formula consisting of revenues, property and payroll, which is reasonable and has been applied on a consistent basis.

      The Company has lease agreements with Coastal and its affiliates for the rental of office space and certain pipeline facilities. One such lease with Coastal, for pipeline facilities, was terminated during 1994 in conjunction with the terms of the lease.

      ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1995, the Company had advanced $384.8 million to an associated company at a market rate of interest. Such amount is repayable on demand.

11.   Quarterly Results of Operations (Unaudited)

      The results of operations by quarter for the years ended December 31, 1995 and 1994 were (millions of dollars):

                                                                                1995 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------     ---------     --------     ---------

      Revenues................................................  $   220.8     $   194.8     $  213.6     $   191.5
      Cost of gas.............................................       32.3          21.5         25.2          17.9
                                                                ---------     ---------     --------     ---------
         Revenues less cost of gas............................      188.5         173.3        188.4         173.6
      Other costs and expenses................................      139.6         141.2        154.0         137.7
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    48.9     $    32.1     $   34.4     $    35.9
                                                                =========     =========     ========     =========


                                                                                1994 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------     ---------     --------     ---------

      Revenues*...............................................  $   244.4     $   202.6     $  197.5     $   197.6
      Cost of gas*............................................       40.3          31.5         26.9          25.5
                                                                ---------     ---------     --------     ---------
         Revenues less cost of gas............................      204.1         171.1        170.6         172.1
      Other costs and expenses................................      155.5         127.8        144.2         138.3
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    48.6     $    43.3     $   26.4     $    33.8
                                                                =========     =========     ========     =========

* The quarter ended September 30, 1994, has been restated to exclude transportation imbalance activity in the amount of $33.1 million from both "Revenues" and "Cost of gas." Such activity is now accounted for on a net basis.

                                  EXHIBIT INDEX


Exhibit
Number                                        Document
------                                       ----------
 (3.1)+ Composite Certificate of Incorporation of ANR Pipeline effective as of December 31, 1987 (Filed as Module ANRCertIncorp on March 29, 1994).

 (3.2)+ Amended By-laws of ANR Pipeline effective as of September 21, 1994. (Filed as Exhibit 3.2 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

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

(10.1)+ Form of Employment Agreement between ANR Pipeline and certain of its executive officers (Filed as a Module ANREmployAgree on March 29, 1994).

(10.2)+ Form of Employment Agreement between Coastal and certain Company executive officers (Filed as Module TCCEmployAgree on March 29,
              1994).

(10.3)* Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996.

  (21)*       Subsidiaries of the Company.

  (24)*       Power of Attorney (included on signature pages herein).

  (27)*       Financial Data Schedule.

----------------------

Note:

+ Indicates documents incorporated by reference from the prior filings indicated.
*     Indicates documents filed herewith.