Form 10-Q
period 1996-03-31
ANR PIPELINE CO
filed 1996-05-15
CIK 65695

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

      Registrant's telephone number, including area code: (313) 496-0200

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]    No
                                       ------    -----

    As of April 30, 1996, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

    The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1995, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Millions of Dollars)

                                              MARCH 31,  DECEMBER 31,
                  ASSETS                        1996        1995
                                            ------------ -----------
                                            (Unaudited)
Property, Plant and Equipment, at cost....    $3,481.9     $3,468.5
 Less - Accumulated depreciation..........     2,286.6      2,273.0
                                              --------     --------
                                               1,195.3      1,195.5
                                              --------     --------
Current Assets:
 Cash and cash equivalents................        23.2         22.9
 Note receivable from related party.......       455.9        384.8
 Accounts receivable:
  Others..................................        78.2         73.5
  Related parties.........................        19.3         14.0
 Materials and supplies, at average cost..        34.3         34.4
 Other....................................          .6           .6
                                              --------     --------
                                                 611.5        530.2
                                              --------     --------
Other Assets:
 Assets related to excess gas supply......        70.0         78.3
 Investment in pipeline partnerships......        35.8         35.2
 Order 636 transition costs...............       113.2        127.6
 Deferred charges and other...............        53.9         73.8
                                              --------     --------
                                                 272.9        314.9
                                              --------     --------
                                              $2,079.7     $2,040.6
                                              ========     ========

                See Notes to Consolidated Financial Statements.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Millions of Dollars)


                                                                          MARCH 31, DECEMBER 31,
                STOCKHOLDER'S EQUITY AND LIABILITIES                        1996        1995
                                                                        -----------  ---------
                                                                        (Unaudited)
Common Stock and Other Stockholder's Equity:
 Common stock, $100 par value, authorized, issued  and outstanding
  1,000 shares......................................................      $     .1  $     .1
 Additional paid-in capital.........................................         466.2     466.2
 Retained earnings..................................................         488.7     443.4
                                                                          --------  --------
                                                                             955.0     909.7
                                                                          --------  --------
Long-Term Debt and Capital Lease Obligations........................         508.5     509.3
                                                                          --------  --------
Current Liabilities:
 Capital lease obligations..........................................           3.0       3.0
 Accounts payable:
  Others............................................................         112.5     131.0
  Related parties...................................................           5.8       6.0
 Taxes on income....................................................           4.7     (14.0)
 Other taxes........................................................          18.1      21.5
 Provision for regulatory matters...................................          85.6      79.2
 Other..............................................................          36.0      30.4
                                                                          --------  --------
                                                                             265.7     257.1
                                                                          --------  --------
Deferred Credits and Other:
 Accumulated deferred income taxes..................................         219.9     223.0
 Other..............................................................         130.6     141.5
                                                                          --------  --------
                                                                             350.5     364.5
                                                                          --------  --------
                                                                          $2,079.7  $2,040.6
                                                                          ========  ========

                See Notes to Consolidated Financial Statements.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                             (Millions of Dollars)


                                   THREE MONTHS ENDED
                                        MARCH 31,
                                   ------------------
                                      1996      1995
                                   ---------  -------
                                       (Unaudited)
Revenues:
 Storage and transportation:
  Others........................      $178.7  $191.8
  Related parties...............         9.4     1.7
 Gas sales:
  Others........................         3.2     9.5
  Related parties...............         7.4    10.2
 Other revenues:
  Others........................         5.7     2.1
  Related parties...............        10.4     5.5
                                      ------  ------
                                       214.8   220.8
                                      ------  ------
Costs and Expenses:
 Operation and maintenance:
  Others........................        68.0    59.0
  Related parties...............        23.5    27.5
 Cost of gas....................        22.7    32.3
 Depreciation and amortization..        13.5    13.0
 Interest expense...............        14.8    14.1
 Taxes on income................        27.0    26.0
                                      ------  ------
                                       169.5   171.9
                                      ------  ------
Net Earnings....................      $ 45.3  $ 48.9
                                      ======  ======



                See Notes to Consolidated Financial Statements.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                             (Millions of Dollars)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        ------------------
                                                                           1996     1995
                                                                        --------  --------
                                                                           (Unaudited)
Cash Flows from Operating Activities:
  Net earnings...................................................         $ 45.3   $ 48.9
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization................................           14.4     13.6
    Net decrease (increase) in working capital:
      Others.....................................................            3.9    (13.3)
      Related parties............................................           (5.5)     4.9
    Net change in other assets/liabilities.......................           31.8     (4.1)
                                                                          ------   ------
      Total adjustments..........................................           44.6      1.1
                                                                          ------   ------
    Net cash provided by operating activities....................           89.9     50.0
                                                                          ------   ------
Cash Flows from Investing Activities:
  Increase in note receivable from related party.................          (71.1)   (17.8)
  Capital expenditures...........................................          (17.8)    (1.8)
  Other..........................................................             .1       .1
                                                                          ------   ------
    Net cash used in investing activities........................          (88.8)   (19.5)
                                                                          ------   ------
Cash Flows from Financing Activities:
  Retirement of capital lease obligations........................            (.8)     (.5)
  Common stock dividends paid....................................              -    (30.1)
                                                                          ------   ------
    Net cash used in financing activities.......................             (.8)   (30.6)
                                                                          ------   ------
Net Increase (Decrease) in Cash and Cash Equivalents.............             .3      (.1)
Cash and Cash Equivalents at Beginning of Period.................           22.9     22.0
                                                                          ------   ------
Cash and Cash Equivalents at End of Period.......................         $ 23.2   $ 21.9
                                                                          ======   ======

                See Notes to Consolidated Financial Statements.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position or results of operations.

          The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The application of the new standard did not have a material effect on the Company's consolidated financial position or results of operations.

          The Company is subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"). The Company meets the criteria and, accordingly, follows the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71"). This statement provides that rate-regulated public utilities account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. Although the accounting methods for companies subject to rate regulation may differ from those used by nonregulated companies, the accounting methods prescribed by the regulatory authority conform to the generally accepted accounting principle of matching costs with the revenue to which they apply.

          Transactions which the Company has recorded differently than a nonregulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

          The Company has applied FAS No. 71 and evaluates the applicability of regulatory accounting and the recoverability of those assets through rate or other contractual mechanisms on an ongoing basis. If FAS No. 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At March 31, 1996, this amount was approximately $163 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS No. 71. Any potential charge to earnings would be noncash and would have no direct effect on either the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

          Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $6.9 million and $7.5 million for the three-month periods ended March 31, 1996 and 1995, respectively. Cash payments (refunds) of income taxes amounted to $18.1 million and ($2.0) million for the three-month periods ended March 31, 1996 and 1995, respectively.

2.  INCOME TAXES

    Provisions for income taxes were as follows (millions of dollars):




                                THREE MONTHS ENDED
                                    MARCH 31,
                                ------------------
                                  1996      1995
                                --------  --------
                                    (Unaudited)
Federal Income Taxes:
  Currently payable..........    $ 35.5   $ 28.5
  Deferred...................     (10.9)    (2.0)
                                  -----    -----
                                   24.6     26.5
State and City Income Taxes..       2.4      (.5)
                                  -----    -----
                                  $27.0    $26.0
                                  =====    =====

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

          Litigation Matters

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

          Environmental Matters

          The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of $2.8 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

          The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in four Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $36.5 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.9 million.

          There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste cleanup. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

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

          Under the Company's Interim Settlement, which became effective November 1, 1992 and expired on November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, on April 29, 1994, the Company filed with the FERC a reconciliation report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. Pursuant to a February 27, 1995 FERC order approving the Company's refund allocation methodology, the Company paid undisputed refunds on March 29, 1995 of $45.1 million, together with applicable interest, subject to further investigation of the claims made by the customers. On May 2, 1995, the FERC issued an order setting these issues for an evidentiary hearing which commenced on May 14, 1996. The Company submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers and which has been consolidated with the ongoing evidentiary hearing. The FERC's approval of the Company's refund allocation methodology was appealed by certain customers to the United States Court of Appeals for the D.C. Circuit and that appeal was dismissed in an April 24, 1996 Court order.

          On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636 before the United States Court of Appeals for the D.C. Circuit. Oral argument in the case was held on February 21, 1996. Several persons, including ANR Pipeline, have also appealed aspects of the FERC's orders approving the Company's restructuring filings made pursuant to Order 636 and these appeals are expected to be briefed shortly. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. On March 24, 1994, the FERC issued its "Fourth Order on Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that, after minor tariff modifications, the Company would be fully in compliance with Order 636 and the requirements of the orders on its restructuring filings.

          Under FERC Docket No. RP94-43, the Company filed a general rate increase on November 1, 1993. By a March 23, 1994 order, the FERC granted and denied various requests for summary disposition and established hearing procedures for issues remaining to be investigated in the proceeding. The hearing commenced on January 31, 1996 and concluded on April 24, 1996. Initial briefs are due July 1, 1996, and reply briefs are due August 30, 1996. Under the March 23, 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved in the Interim Settlement, and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. On April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. The Company's filing was accepted by the FERC in a September 21, 1994 order, subject to further modifications, including an additional reduction in cost of service of approximately $5 million. The Company submitted revised rates in compliance with this order on October 6, 1994, which rates are currently in effect, subject to refund. The Company sought rehearing of various aspects of the March 23, 1994 order and the FERC denied rehearing in a December 8, 1994 order. On January 26, 1995, the Company appealed these orders to the United States Court of Appeals for the D.C. Circuit and the Court dismissed the appeal as premature.

          The FERC has also issued a series of orders and orders on rehearing in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636. In its pending rate proceeding, the revenues the Company receives for its services were first attributed to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and has accelerated its amortization of transition costs. In light of the FERC's policy, the Company has filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, although the Court granted the FERC's motion to hold the Company's appeal in abeyance pending the outcome of the Order 636 appeal discussed above.

          Claims were filed in 1990 in the United States District Court in North Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding the Company's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). On February 16, 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement (the "Settlement Agreement"), which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract with the Plant. On August 3, 1994, the Company filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. By an October 18, 1994 order, the FERC consolidated the Company's petition with similar petitions of three other pipeline companies. Hearings were held before the FERC Administrative Law Judge ("ALJ") on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement and determining the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the amounts ANR Pipeline has billed to its customers since May 1993 are greater than the Dakota costs ANR Pipeline would be permitted to recover under the Initial Decision, ANR Pipeline may be required to refund to its customers the amount of excess collections. At March 31, 1996, that potential refund amount is approximately $75 million, plus interest. It is ANR Pipeline's position that (i) the Settlement Agreement is prudent, (ii) the FERC has no lawful authority to order refunds for past periods and (iii) even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement.

          Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. The Company's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of March 31, 1996, the Company incurred transition costs in the amount of $55.5 million. In addition, the Company recorded a contingent liability for $83.9 million representing future above-market gas purchase obligations, including future obligations of $66.3 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. The Company has filed for recovery of approximately $44.5 million of incurred transition costs. The FERC has accepted $42.7 million of these filings for recovery, of which $28.6 million has been settled with the parties to the respective FERC proceedings. Those filings not settled are subject to refund and further proceedings. Additional transition costs filings will be made by the Company in the future.

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

          ENVIRONMENTAL. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of $2.8 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

          The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in four Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $36.5 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.9 million.

          There are additional areas of environmental remediation responsibilities to which the Company may be subject. The states have regulatory programs that mandate waste cleanup. The Clean Air Act Amendments of 1990 include new permitting regulations which will result in increased operating expenditures.

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

          The Company offers a wide range of "unbundled" storage, transportation, and balancing services, primarily in the Midwest and increasingly in the Northeast regions of the United States. The Midwest region is continuing to experience intensified competition due to excess pipeline capacity and, as a result, capacity is currently trading at lower rates because of remarketing of capacity at discounted rates by customers. The Company believes this excess pipeline capacity will lessen by the end of the decade as demand for natural gas grows and competitors convert or retire underutilized assets. Although the Company's transportation capacity is currently sold out in this region, the Company has instituted reengineering projects and cost-cutting efforts to remain competitive.

          Certain costs, including Order 636 transition costs, contract reformation costs and purchased gas costs discussed above, have been deferred pursuant to provisions of FAS No. 71. The Company evaluates the applicability of regulatory accounting under FAS No. 71 and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS No. 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At March 31, 1996, this amount was approximately $163 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS No. 71. Any potential charge to earnings would be noncash and would have no direct effect on either the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby. Additional information concerning FAS No. 71 is set forth in Note 1 of Notes to Consolidated Financial Statements included herein.

          The change in the Company's earnings for the three-month period ended March 31, 1996 in comparison to the same period in 1995 is a result of the following:

          REVENUES. Storage and transportation revenues decreased by $5.4 million for the three-month period ended March 31, 1996 as compared to the same period in 1995. The primary factor contributing to the decrease was lower storage and storage related transportation revenues of $5.9 million resulting from continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates, as discussed above. Storage and transportation revenues included provisions for regulatory matters of $4.4 million and $4.2 million for the three-month periods ended March 31, 1996 and 1995, respectively.

          Gas sales revenues decreased by $9.1 million for the three-month period ended March 31, 1996 as compared to the same period in 1995. This decrease was primarily due to purchased gas adjustment recoveries of $6.6 million recorded in 1995, which were associated with purchase periods prior to Order 636. Such recoveries were largely completed in 1995. A reduction in the quantity of gas auctioned on the open market, as discussed above, offset in part by increased spot market prices, further reduced gas sales revenues by $2 million.

          Other revenues increased by $8.5 million for the three-month period ended March 31, 1996 as compared to the same period in 1995. The primary factors contributing to the increase were additional revenues from investments in pipeline partnerships of $2.8 million and increased interest income from a related party of $2.1 million. Additionally, other gas revenues increased by $2.3 million due to adjustments to revenue reserves associated with certain transition cost recovery mechanisms and revenue from the sale of condensates.

          OPERATION AND MAINTENANCE. Operation and maintenance expenses increased for the three-month period ended March 31, 1996 as compared to the same period in 1995 by $5 million. The increase was largely attributable to lower ad valorem taxes recorded in 1995 and higher use taxes in 1996.

          COST OF GAS. Cost of gas decreased by $9.6 million for the three-month period ended March 31, 1996 as compared to the same period in 1995. This decrease was primarily due to amortization of purchased gas adjustment costs recorded in 1995, which are offset by recoveries in gas sales revenues, as discussed above. Also contributing to the decrease were reductions in the quantity of gas purchased under the Company's remaining gas purchase contracts of $2.6 million.

ITEM 2.B.  OTHER DEVELOPMENTS.

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

  None.

ITEM 5.  OTHER INFORMATION.

  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits.

       (27) Financial Data Schedule.

  (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ANR PIPELINE COMPANY
                                         (Registrant)

Date:  May 14, 1996                      By: /s/ WILLIAM L. JOHNSON
                                            ---------------------------
                                                 William L. Johnson
                                                   Vice President
                                                   and Controller
                                            (As Authorized Officer and
                                             Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number         Description
- ------         -----------

 27            Financial Data Schedule