Form 10-Q
period 1996-09-30
ANR PIPELINE CO
filed 1996-11-13
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1996, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

================================================================================

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1996                1995
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Property, Plant and Equipment, at cost.....................................       $   3,515.9        $   3,468.5
   Less - Accumulated depreciation.........................................           2,305.6            2,273.0
                                                                                  -----------        -----------
                                                                                      1,210.3            1,195.5
                                                                                  -----------        -----------

Current Assets:
   Cash and cash equivalents...............................................              28.6               22.9
   Note receivable from related party......................................             344.7              384.8
   Accounts receivable:
      Others...............................................................              54.9               73.5
      Related parties......................................................              10.7               14.0
   Materials and supplies, at average cost.................................              33.8               34.4
   Other...................................................................                .7                 .6
                                                                                  -----------        -----------
                                                                                        473.4              530.2
                                                                                  -----------        -----------

Other Assets:
   Assets related to excess gas supply.....................................              55.3               78.3
   Investment in pipeline partnerships.....................................              48.6               35.2
   Order 636 transition costs..............................................              91.0              127.6
   Deferred charges and other..............................................              67.5               73.8
                                                                                  -----------        -----------
                                                                                        262.4              314.9
                                                                                  -----------        -----------

                                                                                  $   1,946.1        $   2,040.6
                                                                                  ===========        ===========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                          1996                1995
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................       $        .1        $        .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             389.1              443.4
                                                                                  -----------        -----------
                                                                                        855.4              909.7
                                                                                  -----------        -----------

Long-Term Debt.............................................................             497.7              497.7
                                                                                  -----------        -----------

Capital Lease Obligations with Related Party...............................               9.4               11.6
                                                                                  -----------        -----------

Current Liabilities:
   Capital lease obligations with related party............................               3.0                3.0
   Accounts payable:
      Others...............................................................              98.8              131.0
      Related parties......................................................               3.9                6.0
   Taxes on income.........................................................             (29.3)             (14.0)
   Other taxes.............................................................              19.0               21.5
   Provision for regulatory matters........................................             114.3               79.2
   Other...................................................................              35.8               30.4
                                                                                  -----------        -----------
                                                                                        245.5              257.1
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             219.4              223.0
   Other...................................................................             118.7              141.5
                                                                                  -----------        -----------
                                                                                        338.1              364.5
                                                                                  -----------        -----------

                                                                                  $   1,946.1        $   2,040.6
                                                                                  ===========        ===========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    133.8  $    180.1   $   454.6   $   533.4
      Related parties...........................................          3.1         1.9        16.1         5.9
   Gas sales:
      Others....................................................          2.4         3.0         8.3        18.5
      Related parties...........................................          6.1         9.3        19.3        30.2
   Other revenues:
      Others....................................................          4.0        13.1        18.5        18.6
      Related parties...........................................         10.9         6.2        31.8        22.6
                                                                   ----------  ----------   ---------   ---------
                                                                        160.3       213.6       548.6       629.2
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         58.1        79.9       186.9       209.8
      Related parties...........................................         25.5        23.9        73.0        76.6
   Cost of gas..................................................         14.3        25.2        51.1        79.0
   Depreciation and amortization................................         13.6        13.1        40.7        37.6
   Interest expense.............................................         14.8        15.9        44.3        44.6
   Taxes on income..............................................         12.5        21.2        56.9        66.2
                                                                   ----------  ----------   ---------   ---------
                                                                        138.8       179.2       452.9       513.8
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     21.5  $     34.4   $    95.7   $   115.4
                                                                   ==========  ==========   =========   =========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      1996            1995
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $    95.7        $  115.4
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         43.1            39.4
         Net decrease (increase) in working capital:
           Others..............................................................          8.7           (27.7)
           Related parties.....................................................          1.2            (2.6)
         Net decrease in other assets/liabilities..............................         27.5            33.3
                                                                                   ---------        --------
           Total adjustments...................................................         80.5            42.4
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        176.2           157.8
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from related party...................         40.1          (175.7)
   Capital expenditures........................................................        (60.5)          (24.7)
   Other.......................................................................          2.1              .9
                                                                                   ---------        --------

         Net cash used in investing activities.................................        (18.3)         (199.5)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Proceeds from issuance of long-term debt....................................            -            75.0
   Retirement of related party capital lease obligations.......................         (2.2)           (2.0)
   Common stock dividends paid.................................................       (150.0)          (30.1)
                                                                                   ---------        --------

         Net cash (used in) provided by financing activities...................       (152.2)           42.9
                                                                                   ---------        --------

Net Increase in Cash and Cash Equivalents......................................          5.7             1.2

Cash and Cash Equivalents at Beginning of Period...............................         22.9            22.0
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    28.6        $   23.2
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

     Transactions which the Company has recorded differently than a nonregulated entity include the following: the Company (i) has capitalized the cost of equity funds used during construction, and, (ii) has deferred purchase gas costs, contract reformation costs, certain lease costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal income tax rates. These items are being, or are anticipated to be, recovered or refunded in rates chargeable to customers.

     The Company has applied FAS No. 71 and evaluates the applicability of regulatory accounting and the recoverability of those assets through rate or other contractual mechanisms on an ongoing basis. If FAS No. 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At September 30, 1996, this amount was approximately $148 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS No. 71. Any potential charge to earnings would be noncash and would have no direct effect on either the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $32.7 million and $32 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Cash payments for income taxes amounted to $83.1 million and $56.7 million for the nine-month periods ended September 30, 1996 and 1995, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1996        1995        1996         1995
                                                                   ---------    --------    --------     --------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable....................................     $   16.0     $  29.3     $  73.5     $  81.2
         Deferred.............................................         (4.6)      (10.2)      (21.8)      (18.1)
                                                                   --------     -------     -------     -------
                                                                       11.4        19.1        51.7        63.1
      State and City Income Taxes.............................          1.1         2.1         5.2         3.1
                                                                   --------     -------     -------     -------
                                                                   $   12.5     $  21.2     $  56.9     $  66.2
                                                                   ========     =======     =======     =======

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by American Natural Resources Company ("ANR"), a wholly-owned subsidiary of Coastal Natural Gas Company. Coastal Natural Gas Company is a wholly-owned subsidiary of The Coastal Corporation. Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation, Environmental and Regulatory Matters

     Litigation Matters

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. Responsive pleadings will be filed.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

     Regulatory Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" in Docket Nos. RM95-6 and RM96-7 with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract for service which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). In order to implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each instance where the pipeline has negotiated a rate for service which exceeds the posted maximum tariff rate. The FERC is also considering comments on whether this "recourse rate" program should be extended to other terms and conditions of pipeline transportation services. On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" in Docket No. RM96-14 requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     Under the Company's Interim Settlement, which became effective November 1, 1992 and expired on November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections and placed the Company at risk for under-collections. As required by the Interim Settlement, on April 29, 1994, the Company filed with the FERC a reconciliation report showing over-collections and proposing refunds totaling $45.1 million. Certain customers have disputed the level of those refunds. Pursuant to a February 27, 1995 FERC order approving the Company's refund allocation methodology, the Company paid undisputed refunds on March 29, 1995 of $45.1 million, together with applicable interest, subject to further investigation of the claims made by the customers. The FERC's approval of the Company's refund allocation methodology was appealed by certain customers to the United States Court of Appeals for the D.C. Circuit and that appeal was dismissed in an April 24, 1996 Court order. On May 2, 1995, the FERC issued an order setting other issues for an evidentiary hearing which concluded on May 29, 1996. The Company submitted an adjusted reconciliation report on October 31, 1995, which was also disputed by certain customers and which was also consolidated with the ongoing evidentiary hearing. Initial briefs were filed on July 31, 1996, and reply briefs were filed on October 21, 1996.

     On April 8, 1992, the FERC issued Order 636, which required significant changes in the services provided by interstate natural gas pipelines. The Company and numerous other parties have sought judicial review of aspects of Order 636 before the United States Court of Appeals for the D.C. Circuit. On July 16, 1996, the Court issued its opinion upholding the basic structure of Order 636, while remanding to the FERC for further consideration certain limited aspects, such as the basis for its determination relative to the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have also appealed aspects of the FERC's orders approving the Company's restructuring filings made pursuant to Order 636 and these appeals are now expected to be scheduled for briefing. ANR Pipeline placed its restructured services under Order 636 into effect on November 1, 1993. On March 24, 1994, the FERC issued its "Fourth Order on
Compliance Filing and Third Order on Rehearing," which addressed numerous rehearing issues and confirmed that, after minor tariff modifications, the Company would be fully in compliance with Order 636 and the requirements of the orders on its restructuring filings.

     Under FERC Docket No. RP94-43, the Company filed a general rate increase on November 1, 1993. By a March 23, 1994 order, the FERC granted and denied various requests for summary disposition and established hearing procedures for issues remaining to be investigated in the proceeding. The hearing commenced on January 31, 1996 and concluded on April 24, 1996. Initial briefs were filed on July 15, 1996, and reply briefs were filed on September 13, 1996. The case is now pending before a substitute Administrative Law Judge ("ALJ"). Under the March 23, 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved in the Interim Settlement, and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. On April 29, 1994, the Company filed a motion with the FERC that placed the new rates into effect May 1, 1994, subject to refund. The Company's filing was accepted by the FERC in a September 21, 1994 order, subject to further modifications, including an additional reduction in cost of service of approximately $5 million. The Company submitted revised rates in compliance with this order on October 6, 1994, which rates are currently in effect, subject to refund. The Company sought rehearing of various aspects of the March 23, 1994 order and the FERC denied rehearing in a December 8, 1994 order. On January 26, 1995, the Company appealed these orders to the United States Court of Appeals for the D.C. Circuit, and the Court is expected to schedule the cases for briefing.

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

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding the Company's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). On February 16, 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement (the "Settlement Agreement"), which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract with the Plant. On August 3, 1994, the Company filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. By an October 18, 1994 order, the FERC consolidated the Company's petition with similar petitions of three other pipeline companies. Hearings were held before the ALJ on the prudence of the Settlement Agreement, and on December 29, 1995, the ALJ issued an Initial Decision rejecting the proposed Settlement Agreement and determining the level of Dakota costs that ANR Pipeline and the other pipeline companies would be permitted to recover from their customers beginning as of May 1993. Because the amounts ANR Pipeline has billed to its customers since May 1993 are greater than the Dakota costs ANR Pipeline would be permitted to recover under the Initial Decision, ANR Pipeline may be required to refund to its customers the amount of excess collections. At September 30, 1996, that potential refund amount is approximately $84 million, plus interest. It is ANR Pipeline's position that (i) the Settlement Agreement is prudent, (ii) the FERC has no lawful authority to order refunds for past periods and (iii) even if refunds were ultimately found to be lawful, ANR Pipeline should not lawfully be required to refund amounts in excess of the amounts it collects from Dakota. ANR Pipeline has filed with the FERC seeking reversal of the Initial Decision, and approval of the Settlement Agreement. The FERC conducted an oral argument on September 25, 1996 and a decision is expected before the end of 1996.

     Order 636 provides mechanisms for recovery of transition costs associated with compliance with that Order. Limited aspects of those mechanisms are the subject of the Court remand discussed above. The Company's transition costs consist primarily of gas supply realignment costs and pricing differential costs. As of September 30, 1996, the Company incurred transition costs in the amount of $62.3 million. In addition, the Company recorded a contingent liability for $64.1 million representing future above-market gas purchase obligations, including future obligations of $52.3 million associated with the Settlement Agreement, as discussed above. The charge related to the contingent liability has been deferred in anticipation of future rate recovery. The Company has filed for recovery of approximately $59.9 million of incurred transition costs. The FERC has accepted $42.7 million of these filings for recovery, of which $28.6 million has been settled with the parties to the respective FERC proceedings. Those filings not settled are subject to refund and further proceedings. Additional transition costs filings will be made by the Company in the future.

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

5.   Capital Lease Obligations with Related Party

     The Company is the lessee of eight natural gas storage fields under capital leases. On September 30, 1996, ANR acquired 100% of the common stock of the lessor. As a result, capital lease obligations are now classified as related party transactions.


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forwardlooking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, especially natural gas prices and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

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

     Certain costs, including Order 636 transition costs, contract reformation costs and purchased gas costs discussed above, have been deferred pursuant to provisions of FAS No. 71. The Company evaluates the applicability of regulatory accounting under FAS No. 71 and the recoverability of these assets through rate or other contractual mechanisms on an ongoing basis. If FAS No. 71 accounting principles should no longer be applicable to the Company's operations, an amount would be charged to earnings as an extraordinary item. At September 30, 1996, this amount was approximately $148 million, net of income taxes. The Company does not expect that its cash flows would be affected by discontinuing application of FAS No. 71. Any potential charge to earnings would be noncash and would have no direct effect on either the Company's ability to include the underlying deferred items in future rate proceedings or on its ability to collect the rates set thereby. Additional information concerning FAS No. 71 is set forth in Note 1 of Notes to Consolidated Financial Statements included herein.

     The change in the Company's earnings for the three- and nine-month periods ended September 30, 1996 in comparison to the corresponding periods in 1995 is a result of the following:

     Revenues. Storage and transportation revenues decreased for the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995 by $45.1 million and $68.6 million, respectively. Contributing to these decreases were lower storage and transportation revenues of $5 million and $18.5 million for the three- and nine-month periods, respectively, resulting from continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates. Additional items which decreased revenues were (a) revenue received in 1995 related to storage and transportation contract settlements of $19 million and $22.5 million for the three- and nine-month periods, respectively, (b) reduced surcharge and other pass-through recoveries of $5.7 million and $15.5 million for the three- and nine-month periods, respectively, which are offset in cost of gas and operation and maintenance, and (c) increases in provisions for rate related contingencies of $15.7 million and $15.2 million for the three- and nine-month periods, respectively. Provisions were $16.8 million and $29.4 million for the three- and nine-month periods ended September 30, 1996, respectively, while the same periods in 1995 included provisions of $1.1 million and $14.2 million.

     Gas sales revenues decreased for the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995 by $3.8 million and $21.1 million, respectively. The decrease for the nine-month period was primarily due to purchased gas adjustment recoveries of $12.1 million recorded in 1995, which were associated with purchase periods prior to Order 636. Such recoveries were largely completed in 1995. A reduction in the quantity of gas auctioned on the open market, as discussed above, offset in part by increased spot market prices, further reduced gas sales revenues by $2.2 million and $8.5 million for the three- and nine-month periods, respectively.

     Other revenues decreased for the three-month period ended September 30, 1996 by $4.4 million and increased for the nine-month period ended September 30, 1996 by $9.1 million as compared to the same periods in 1995. Additional equity earnings from investments in pipeline partnerships increased other revenues by $4.7 million and $4.3 million for the three- and nine-month periods, respectively, largely due to an increase in the Company's ownership interest in Iroquois Gas Transmission System, L.P. from 9.4% to 16%. Revenue from the sale of storage gas during 1995 decreased other revenues by $4.6 million and $5 million for the three- and nine-month periods, respectively. Decreases in interest income from a related party reduced other revenues for the three-month period by $1.3 million, while activity on a nine-month basis resulted in increased revenues of $3.6 million. Also contributing to the increase in the nine-month period were gains on the sale of certain assets of $7.9 million.

     Operation and Maintenance. Operation and maintenance expenses decreased for the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995 by $20.2 million and $26.5 million, respectively. The decreases were primarily due to reduced transportation services provided by others of $14 million and $17.1 million for the three- and nine-month periods, which were offset in revenues, as discussed above. Also contributing to the decrease were lower salary and benefit expenses of $1.8 million and $7.1 million for the three- and nine-month periods, respectively, mainly due to an early retirement incentive program which became effective December 31, 1995.

     Cost of Gas. Cost of gas decreased for the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995 by $10.9 million and $27.9 million, respectively. Reductions in the amortization of previously deferred costs associated with above market gas purchases of $6.8 million and $11.1 million and in the quantity of gas purchased under the Company's remaining gas purchase contracts of $2.6 million and $9 million both decreased the cost of gas for the three- and nine-month periods, respectively. Additionally, the nine-month period was impacted by a reduction in the amortization of purchased gas adjustment costs of $14.8 million. Collectively, these decreases were offset in revenues, as discussed above.

     Taxes on Income. Income taxes decreased for the three- and nine-month periods ended September 30, 1996 as compared to the same periods in 1995 by $8.7 million and $9.3 million, respectively, primarily due to a decrease in pre-tax income.

Item 2.B.  Other Developments.

     On October 25, 1996, the Company filed an application with the FERC to construct and operate 37 miles of offshore and onshore pipeline looping at a cost of $51.2 million. The project is to be located between Eugene Island Block 63 and Patterson, Louisiana, providing ANR Pipeline with the capability to access a significant portion of gas being produced from new deep-water regions in the Gulf of Mexico. The proposed facilities would add up to a total of 461 Mmcf per day to the offshore Louisiana production the Company currently delivers and could be in service by August 1998, subject to receipt of necessary federal regulatory approvals.

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                (27)  Financial Data Schedule.

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ANR PIPELINE COMPANY
                                                         (Registrant)

Date:  November 13, 1996                   By:       WILLIAM L. JOHNSON
                                               ------------------------------
                                                     William L. Johnson
                                                       Vice President
                                                       and Controller
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
------------------------------------------------------------------------------

  27      Financial Data Schedule