Form 10-K
period 1996-12-31
ANR PIPELINE CO
filed 1997-03-27
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1996 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to __________

Commission file number 1-7320


                              ANR PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                           38-1281775
(State or other jurisdiction of                              (I.R.S Employer
 incorporation or organization)                            Identification No.)

        500 Renaissance Center,
           Detroit, Michigan                                    48243-1902
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (313) 496-0200
                           ---------------------------


Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each exchange
         Title of each class                           on which registered
         -------------------                          ---------------------

     9-5/8% Debentures, due 2021
     7-3/8% Debentures, due 2024                 }    New York Stock Exchange
     7% Debentures, due 2025

Securities registered pursuant to Section 12(g) of the Act:  None
                           ---------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 12, 1997, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

Documents incorporated by reference: None

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

              Glossary................................................... (ii)

                                     PART I

       1.     Business.....................................................  1
                  Introduction.............................................  1
                  Natural Gas System.......................................  1
                      Operations...........................................  1
                          General..........................................  1
                          Transportation Services..........................  1
                          Gas Storage......................................  2
                          Gas Sales and Gas Purchases......................  2
                          Competition......................................  2
                      Producing Area Deliverability........................  3
                      Regulations Affecting Gas System.....................  3
                          General..........................................  3
                          Rate Matters.....................................  4
                      Environmental........................................  5
                      Other Developments...................................  6
       2.     Properties...................................................  6
       3.     Legal Proceedings............................................  6
       4.     Submission of Matters to a Vote of Security Holders..........  6

                                     PART II

       5.     Market for the Registrant's Common Equity and Related
              Stockholder Matters..........................................  7
       6.     Selected Financial Data......................................  7
       7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  7
       8.     Financial Statements and Supplementary Data..................  7
       9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  7

                                    PART III

       10.    Directors and Executive Officers of the Registrant...........  8
       11.    Executive Compensation....................................... 10
       12.    Security Ownership of Certain Beneficial Owners and
              Management................................................... 18
       13.    Certain Relationships and Related Transactions............... 21

                                     PART IV

       14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................. 22



                                       (i)

                                    GLOSSARY



"ANR" means American Natural Resources Company
"ANR Pipeline" or the "Company" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company
"Bcf" means billion cubic feet
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" means Colorado Interstate Gas Company
"Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FAS No. 71" means Statement of Financial Accounting Standards No. 71,
     "Accounting for the Effects of Certain Types of Regulation"
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"HIOS" means High Island Offshore System
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services.
"UTOS" means U-T Offshore System
"working gas" means that volume of gas available for withdrawal and use by the Company's customers


--------
NOTE: Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1.     Business.

                                  INTRODUCTION

     ANR Pipeline is a Delaware corporation organized in 1945. All of ANR Pipeline's outstanding common stock is owned by ANR. ANR is a direct, wholly-owned subsidiary of Coastal Natural Gas, and an indirect subsidiary of Coastal. ANR Pipeline owns and operates an interstate natural gas pipeline system. At December 31, 1996, the Company had 1,846 employees engaged in the operation of ANR Pipeline and 144 employees engaged in the operation of HIOS, UTOS and Empire.



                               NATURAL GAS SYSTEM

OPERATIONS

General

     The Company is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, New Jersey, Ohio, Oklahoma, Tennessee, Texas, Wisconsin, Wyoming and offshore in federal waters. The Company operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS and UTOS, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other companies. The Company also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of the Company has a 50% interest.

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

     The Company's principal pipeline facilities at December 31, 1996 consisted of 10,600 miles of pipeline and 75 compressor stations with 1,030,069 installed horsepower. At December 31, 1996, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.7 Bcf per day.

Transportation Services

     The Company offers an array of "unbundled" transportation, storage and balancing service options under Order 636. Additional information concerning Order 636 is set forth in "Regulations Affecting Gas System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $510 million for 1996 compared to $572 million for 1995 and $555 million for 1994. During 1996, approximately 30% of the Company's transportation service revenues were contributed by its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1996, ANR Pipeline provided approximately 70% and 30% of the total gas requirements of Wisconsin and Michigan, respectively.

     ANR Pipeline's system deliveries for the years 1996, 1995 and 1994 were as follows:

                            Total System                 Daily Average
        Year                 Deliveries                System Deliveries
                               (Bcf)                         (MMcf)

        1996                   1,517                          4,145
        1995                   1,404                          3,847
        1994                   1,371                          3,756

Gas Storage

     ANR Pipeline has approximately 209 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf as late as the end of February. Working gas storage capacity operated by ANR Pipeline of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, the Company has the contracted rights for 76 Bcf of working gas storage capacity of which 46 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage. Excluded from the 209 Bcf is 62.1 Bcf of working gas storage capacity which the Company has reclassified to recoverable base gas, subject to approval by the FERC as part of the Company's general rate proceeding discussed below. Gas storage revenues amounted to $131 million for both 1996 and 1995 as compared to $150 million for 1994.

Gas Sales and Gas Purchases

     With the Company's implementation of Order 636 effective November 1, 1993, ANR Pipeline is no longer engaged in the sale for resale of natural gas. However, the Company auctions gas on the open market to handle a residual quantity of gas purchased under certain remaining gas purchase contracts pending expiration of such contracts. The Company's Order 636 restructured tariff provides mechanisms for recovering from its transportation customers the pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas on the open market. Gas sales revenues realized by ANR Pipeline from the auctioning of such gas amounted to $39 million during 1996, compared to $46 million in 1995 and $91 million in 1994. The remainder of gas sales revenues for 1995 and 1994 was primarily attributable to the recovery of purchased gas adjustment costs incurred prior to the implementation of Order 636.

Competition

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

     ANR Pipeline competes with interstate and intrastate pipeline companies in the transportation and storage of gas and with independent producers and gathering companies in the gathering of gas. On November 1, 1993, the Company implemented Order 636 on its system. The implementation of Order 636 resulted in capacity release, secondary delivery point options and segmentation; thus allowing the Company's firm transportation customers to compete with the Company for transportation services. This is particularly true in the Midwest region in which the Company primarily operates. Additional information on the impacts of Order 636 is set forth in "Regulations Affecting Gas System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     ANR Pipeline's transportation, storage and balancing services are influenced by its customers' access to alternative service providers and the price of such services. The Company competes directly with Panhandle Eastern Pipe Line Company, Trunkline Gas Company, Northern Natural Gas Company, Natural Gas Pipeline Company of America, Michigan Consolidated Gas Company and CMS Energy Company in its historical market areas of Wisconsin and Michigan for its transportation, storage and balancing business. ANR Pipeline also faces competition in the Northeast markets from Tennessee Gas Pipeline Company, Texas Eastern Transmission Corporation, CNG Transmission Corporation, Columbia Gas Transmission Corporation, Iroquois Gas Transmission System, L.P., Transcontinental Gas Pipe Line Corporation and National Fuel Gas Supply Corporation in serving electric generation plants and local distribution companies. Increasingly, ANR Pipeline also competes with independent producers and other pipeline companies seeking to construct interstate transmission facilities and with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.


PRODUCING AREA DELIVERABILITY

     Shippers on ANR Pipeline have direct access to the two most prolific gas producing areas in the United States, the Gulf Coast and the Midcontinent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U.
S. Department of Energy, indicate that approximately 80% of all natural gas in the lower 48 states is produced from these two areas. Interconnecting pipelines provide shippers with access to all other major gas producing areas in the United States and Canada.

     Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,700 MMcf per day. Of the 4,700 MMcf per day, 200 MMcf per day is attributable to sources connected to facilities in the Southwest gathering area, which were sold to GPM Gas Corporation ("GPM") in December 1996. Another 390 MMcf per day of deliverability associated with facilities in the Southwest gathering area was spun down to ANR Field Services Company (a wholly owned subsidiary of ANR Pipeline), also in December 1996. All deliverability associated with mainline contiguous Southwest gathering facilities sold in 1996 remains accessible to ANR Pipeline through interconnections with GPM. An additional 335 MMcf per day of deliverability is accessible to shippers on Company-owned, or partially-owned, pipeline segments not directly connected to an ANR Pipeline mainline.

     The Company remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1996, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 1,380 MMcf per day to total deliverability accessible to shippers on the Company's pipeline system.


REGULATIONS AFFECTING GAS SYSTEM

General

     Under the NGA, the FERC has jurisdiction over ANR Pipeline as to transportation, storage, sales, gathering and balancing of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. ANR Pipeline holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

     ANR Pipeline is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Operations on United States government land are regulated by the Department of the Interior.

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

Rate Matters

     All of the Company's service options are subject to rate regulation by the FERC. Under the NGA, ANR Pipeline must file with the FERC to establish or adjust its service rates. The FERC may also initiate proceedings to determine whether the Company's rates are "just and reasonable."

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, the
Company filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved the Company's refund allocation methodology and the Company, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of the Company's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order, such as the basis for its determination of the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have appealed the rate and other aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

     The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 Order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline will file exceptions as to some of the negative findings in the Initial Decision.

     The FERC has also issued a series of orders in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, the Company filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding the Company's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). In February 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement, which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract with the Plant. In August 1994, the Company filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. In December 1996, the FERC issued an Opinion and Order Reversing Initial Decision in which it found that the pipelines, including the Company, were prudent in entering into the Settlement Agreement. No appeals were taken of the FERC's decision and it has become final.

     Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of the above issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.


ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.5 million in 1996 on environmental capital projects and anticipates annual capital expenditures of approximately $4 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $30 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.2 million.

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the recently-revised Environmental Response Act requires owners or operators of property containing contamination above regulatory thresholds to diligently pursue remedial actions and exercise due care so that the property does not pose a threat to human health or the environment. The Company has designated internal staff and has retained environmental consultants to assess sites for which the Company may have due diligence or due care obligations.

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

OTHER DEVELOPMENTS

     In February 1997, ANR Pipeline and Transcontinental Gas Pipe Line Corp. ("Transco"), a subsidiary of The Williams Companies, signed a letter of intent to form a joint venture known as the Independence Pipeline Co., which plans to build and operate a new interstate natural gas pipeline (the "Independence Pipeline") to serve markets for natural gas in the Eastern United States. The proposed Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial capacity of up to 900 MMcf of gas per day. It would extend from the Company's existing compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania. Along the proposed route, interconnections with numerous other pipelines serving the Mid-Atlantic and Northeast regions are anticipated. Affiliates of ANR Pipeline and Transco would each own 50 percent of the new project, with an estimated total project investment of $630 million. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

     On January 6, 1997, the Company announced an open season to gauge shipper interest in a proposed extension of its interstate natural gas pipeline system between Katy, Texas, and Eunice, Louisiana. This 224-mile project would make additional supplies of Texas natural gas available for transport to multiple markets via ANR Pipeline's southeast mainline, as well as at other interconnections.

     Funding for certain pending and proposed natural gas pipeline projects is anticipated to be provided through non-recourse financings in which certain of the projects' assets and contracts will be pledged as collateral. This type of financing typically requires the participants to make equity investments totaling approximately 20% to 30% of the cost of the project, with the remainder financed on a long-term basis. Equity participation by other entities will also be considered.

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

Item 3. Legal Proceedings.

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. ANR Pipeline, together with the other pipeline defendants, has filed a motion to dismiss.

     In October 1996,  the Company,  along with certain of its  affiliates,  was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. The Company and its affiliates vigorously deny these allegations and have filed responsive pleadings.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II


Item 5. Market for the Registrant's Common Equity and
        Related Stockholder Matters.

     All common stock of ANR Pipeline is owned by ANR.

Item 6. Selected Financial Data.

     The following selected financial data (in millions of dollars) for the periods indicated is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as adjusted for minor reclassifications. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                         1996        1995        1994         1993        1992
                                                      ---------   ---------    ---------   ---------   ---------

Operating Revenues:
   Storage and transportation.......................  $   641.7   $   702.8    $   706.3   $   634.7   $   534.0
   Gas sales........................................       39.1        59.2        106.1       603.5       634.5
   Other revenues...................................       81.7        58.7         29.7        33.6        23.3
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $   762.5   $   820.7    $   842.1   $ 1,271.8   $ 1,191.8
                                                      =========   =========    =========   =========   =========
Earnings Before Extraordinary Item..................  $   140.3   $   151.3    $   152.1   $   157.0   $   151.0
                                                      =========   =========    =========   =========   =========
*Net (Loss) Earnings................................  $(  23.6)   $   151.3    $   152.1   $   157.0   $   151.0
                                                      ========    =========    =========   =========   =========
Dividends Declared on Common Stock..................  $   300.0   $    30.1    $   331.0   $    33.7   $    28.6
                                                      =========   =========    =========   =========   =========

*Total Assets.......................................  $ 1,675.9   $ 2,049.4    $ 1,858.6   $ 1,920.3   $ 1,968.0
                                                      =========   =========    =========   =========   =========
Capital Structure:
   Common stock and other stockholder's
      equity........................................  $   586.1   $   909.7    $   788.5   $   969.3   $   850.1
   Mandatory redemption cumulative
      preferred stock...............................          -           -            -        26.0        36.1
   Long-term debt and capital lease
      obligations...................................      506.4       509.3        437.0       374.0       435.1
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $ 1,092.5   $ 1,419.0    $ 1,225.5   $ 1,369.3   $ 1,321.3
                                                      =========   =========    =========   =========   =========

     Since all of the outstanding common stock of ANR Pipeline is owned by ANR, earnings and cash dividends per common share have no significance and are not presented.

     *Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. As a result, the Company recorded an extraordinary charge to income of $163.9 million. Additional information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements included herein.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of ANR Pipeline as of March 12, 1997, were as follows:

     Name (Age), Year First Elected            Positions and Offices with the
      Director and/or Officer                            Registrant
---------------------------------------      ----------------------------------

Jeffrey A. Connelly (50), 1988 and 1983      President, Chief Executive Officer
                                               and Director
David A. Arledge (52), 1994                  Director
Harold Burrow (82), 1994                     Director
Richard A. Lietz (51), 1994 and 1984         Executive Vice President, Chief
                                               Operating Officer and Director
Jon R. Whitney (52), 1996                    Director
Coby C. Hesse (49), 1994                     Executive Vice President
Stanley A. Babiuk (45), 1989                 Senior Vice President
Daniel F. Collins (55), 1986                 Senior Vice President
Donald H. Gullquist (53), 1994               Senior Vice President
Wilbur A. Hitchcock (48), 1994               Senior Vice President
John P. Lucido (49), 1988                    Senior Vice President
Rebecca H. Noecker (45), 1989                Senior Vice President and General
                                               Counsel
Austin M. O'Toole (61), 1985                 Senior Vice President and Assistant
                                               Secretary
Scott P. Anger (52), 1990                    Vice President
Michael J. Armiak (49), 1996                 Vice President
Daniel M. Ives (49), 1995                    Vice President
T. E. Jackson, Jr. (57), 1994                Vice President
William L. Johnson (39), 1991                Vice President and Controller
Richard H. Leehr (47), 1991                  Vice President
Michael B. Lobin (47), 1991                  Vice President
Ronald D. Matthews (49), 1994                Vice President and Treasurer
Lynn M. Nichols (50), 1995                   Vice President
Dennis J. Paruch (51), 1984                  Vice President
Ann E. Raden (40), 1996                      Vice President
Elias A. Shaptini (66), 1981                 Vice President
Michael J. Whims (50), 1996                  Vice President
Michael J. Williams (50), 1996               Vice President
Frederick H. Clark (68), 1984                Secretary

     The above named persons bear no family relationship to each other, except that Wilbur A. Hitchcock and Rebecca H. Noecker are first cousins. Their respective terms of office expire coincident with ANR Pipeline's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1997. Each of the directors and officers named above have been directors or officers of ANR Pipeline, Colorado and/or Coastal for five years or more except for the following:

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

     Ms. Raden was elected Vice President, Human Resources and Community Affairs, of the Company in April 1996. Prior to joining the Company, she was employed by First of America Bank Corporation, Kalamazoo, Michigan, for 17 years where she held a series of human resources management positions, the most recent of which was the position of Senior Vice President and Manager of Human Resources Administration.

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

     The following table sets forth information for the fiscal years ended December 31, 1996, 1995 and 1994 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table

                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>                Awards           Payouts
                             -------------------------------------       ------------     ------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts            sation
Principal Position           Year       Salary ($)    Bonus ($)<F2>        SARs (#)<F3>        ($)<F4>           $<F5>
------------------           ----       ----------    ------------       ------------     -------------       ---------

O. S. Wyatt, Jr.,            1996         849,093         300,000               -0-                             67,928
Chairman of the Board        1995         849,093         300,000               -0-                             67,928
                             1994         849,093         200,000               -0-                             67,928

David A. Arledge,            1996         707,194         300,000           150,000                             56,576
President, CEO               1995         622,867         300,000            50,000          85,875             49,829
and Director                 1994         553,873         150,000               -0-                             44,310

James F. Cordes,<F6>         1996         592,223             -0-               -0-                             12,000
Executive V.P.               1995         592,223         135,000            15,000          42,937             47,378
and Director                 1994         592,223         130,000               -0-                             47,378

James A. King,               1996         343,823          80,000            10,000                             13,572
Executive V.P.               1995         343,823          80,000            10,000                             10,141
                             1994         343,823          75,000               -0-                              6,877

Jerry D. Bullock,            1996         249,147         160,000            10,000                              6,383
Senior V.P.                  1995         249,147          75,000            10,000                              6,766
                             1994         249,147          65,000               -0-                              3,383

------------------------

<F1> Does not  include  the value of  perquisites  and other  personal  benefits because the aggregate amount of such compensation, if any, does not exceed the lesser of $50,000 or 10 percent of annual salary and bonus for any named individual.

<F2> Bonuses are based on the following factors: the individual's  position; the
     individual's  responsibility;   and  the  individual's  ability  to  impact
     Coastal's financial success.

<F3> The options do not carry any stock appreciation rights.

<F4> During 1995, Messrs.  Arledge and Cordes received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.





<F5> All Other  Compensation for 1996 consists of: (i) Coastal  contributions to the Coastal Thrift Plan (O. S. Wyatt, Jr. $12,000; David A. Arledge $12,000; James F. Cordes $12,000; James A. King $6,000; and Jerry D. Bullock $6,000); and (ii) certain payments in lieu of Thrift Plan contributions (O. S. Wyatt, Jr. $55,927; David A. Arledge $44,576; James F. Cordes $-0-; James A. King $7,572; and Jerry D. Bullock $383); these payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits.

<F6> Mr. Cordes retired as an officer of Coastal effective March 7, 1997.

Stock Options

     The following table sets forth information with respect to stock options granted on March 1, 1996 for the fiscal year ended December 31, 1996 to the Named Executive Officers.

                  Option/SAR Grants in Last Fiscal Year (1996)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                  Granted<F1>        Fiscal Year<F2>      ($/Sh)          Date         Value ($)<F3>
           ----             ----------------- ---------------------   ----------   --------------  --------------

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-              -0-

David A. Arledge                 150,000                22.6            36.56           2/28/06       1,848,108

James F. Cordes                     -0-                  -0-              -0-              -0-              -0-

James A. King                     10,000                 1.5            36.56           2/28/06         123,207

Jerry D. Bullock                  10,000                 1.5            36.56           2/28/06         123,207

---------------------

<F1> Options  expire ten years from the date of issuance  and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 20% of the option shares on each anniversary date of the date of grant beginning with the second anniversary.

<F2> The options do not carry any stock appreciation rights.

<F3> Based on the Black-Scholes option pricing model expressed as a ratio .337 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .1925, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.25%, (iii) a dividend yield of 1.40% and (iv) an expected option holding period of eight years. No adjustments were made for the non-transferability of the options or to reflect any risk of forfeiture prior to vesting. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

Option/SAR Exercises and Holdings

     The following table sets forth information with respect to the Named Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1996.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1996)

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)<F1>

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------    -------------------    --------------------    ----------------    ------------------
O. S. Wyatt, Jr.                 -0-                     -0-             -0-   /  -0-         -0-     /     -0-
David A. Arledge               55,000               1,118,737         187,373  / 228,000   3,943,307  /  3,595,560
James F. Cordes                30,000                 234,914            -0-   /  35,000      -0-     /    754,500
James A. King                    -0-                     -0-           26,000  /  24,000     599,800  /    432,200
Jerry D. Bullock                6,000                  69,920           2,000  /  27,000      41,760  /    491,860

------------------
<F1>   $-based on the market price of $49.44 at December 31, 1996.

                COMPENSATION AND EXECUTIVE DEVELOPMENT COMMITTEE
                        REPORT ON EXECUTIVE COMPENSATION

     The following report has been provided by The Coastal Corporation's Compensation and Executive Development Committee (the "Committee") of the Board of Directors in accordance with current S.E.C. proxy statement disclosure requirements. The members of the Committee include John M. Bissell (Chairman), Roy D. Chapin, Jr., and Jerome S. Katzin.

     This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1996 pay levels for the CEO.

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

     In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1996 were at or below the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the publicly traded peer companies included in Coastal's shareholder return performance graph, as reflected in these companies' proxy statements. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

     Coastal's base salary program is based on a philosophy of providing base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1996 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented.

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

     The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1996, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1996 Coastal's EBIT performance was above threshold standards (minimum performance level for bonus payment) but below a very aggressive plan, resulting in the EBIT portion of the bonus paid being below target. The remaining 50% of the annual bonus opportunity in 1996 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's Return on Equity relative to industry peers (using the same peers included in the shareholder return graph), Return on Total Capital compared to industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established above threshold but below target based on the qualitative performance assessment described above. As a result, actual bonus payments for 1996 were below target and median market levels.

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

     Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and are fully exercisable within 6 years of the grant date.

     Stock options were granted to certain of the Named Executive Officers in 1996 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted. Stock options granted by Coastal in 1996 were overall below market median levels.

1996 Chief Executive Officer Pay

     As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

David A. Arledge

     Mr. Arledge's annual salary was increased to $725,000 in 1996. This action moved his salary closer to, but still below, the market median levels of salary for the CEO position in companies of comparable size.

     Mr. Arledge's bonus for 1996 was $300,000, payable in 1997. This award was below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were below the aggressive Coastal targets.

     The Committee granted stock options for 150,000 shares to Mr. Arledge in 1996 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is below market median levels for the executive positions held by him.

$1 Million Pay Deductibility Cap

     Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's 1996 LTIP is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

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

                               Pension Plan Table

                                                              Years of Credited Service
                                       --------------------------------------------------------------------
      5-Year Final
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------------------------------------------------------------------

      $    125,000.................  $   33,920      $  45,226      $   56,533      $  67,840     $  67,044
           150,000.................      41,420         55,226          69,033         82,840        82,044
           200,000.................      41,420         55,226          69,033         82,840        82,044
           250,000.................      41,420         55,226          69,033         82,840        82,044
           300,000.................      41,420         55,226          69,033         82,840        82,044
           350,000.................      41,420         55,226          69,033         82,840        82,044
           400,000.................      41,420         55,226          69,033         82,840        82,044
           500,000.................      41,420         55,226          69,033         82,840        82,044
           600,000.................      41,420         55,226          69,033         82,840        82,044
         1,000,000.................      41,420         55,226          69,033         82,840        82,044
         1,200,000.................      41,420         55,226          69,033         82,840        82,044

(A) Compensation covered under the Pension Plan for employees of Coastal and the Coastal Replacement Pension Plan generally includes only base salary and is limited to $150,000 for 1996.

(B) Federal legislation has reduced the benefit which may be earned due to future service; however, benefits previously earned may not be reduced. At December 31, 1996 each of the individuals named in the Summary Compensation Table had covered salary for future benefit accrual of $150,000 and the following years of credited service and pension payable at age 65 (or current age, if over 65): Mr. Wyatt, 41 years, $460,768; Mr. Arledge, 16 years, $59,289; Mr. Cordes, 19 years, $81,059; Mr. King, 4 years $14,798
     (not vested); and Mr. Bullock, 4 years, $14,132 (not vested). Mr. Wyatt reached age 70 1/2 in January, 1995 and because of IRS requirements concerning Coastal's qualified pension plan, he began receiving pension payments in April 1996. These payments amounted to $282,775 in 1996.

(C) The normal form of retirement income is a straight life annuity. Benefits payable under the Pension Plan are subject to offset by 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 331/3 years).

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

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                    [GRAPH]

                                            Five-Year Cumulative Values
                                              $100 Invested 12/31/91
                                               Dividends Reinvested

                                                      DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                        1991          1992         1993         1994         1995         1996
                                        ----          ----         ----         ----         ----         ----

Coastal                              $   100         $  99        $ 118        $ 109        $ 157        $ 207
S&P 500                                  100           108          118          120          165          203
Index<F1><F2>                            100           112          132          119          128          196

<F1> The  Index is based on Value  Line's  Diversified  Natural  Gas Group - the
     Performance Graph reflects total shareholder return weighted to reflect the market capitalization of the peer companies. The peer group is comprised of: Burlington Res., Cabot, Columbia, Consolidated Nat. Gas, Eastern Enterprises, Enron, Enserch, Equitable Res., KN Energy, Mitchell Energy, National Fuel Gas, Noram Energy, Panhandle Eastern, Questar, Seagull Energy, Sonat, Southwestern Energy, Valero and Williams Cos.

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

     During 1996, Coastal and/or its subsidiaries sold approximately 14,576,400 gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $10,036,200.

     The following table sets forth ownership of units of limited partnership interests in the Coastal 1987 Drilling Program, Ltd., by directors and all directors and executive officers as a group.

Directors                                                                Units

O. S. Wyatt, Jr. ..................................................        750
Harold Burrow .....................................................        100
David A. Arledge ..................................................          -
John M. Bissell ...................................................          -
George L. Brundrett, Jr. ..........................................          -
Roy D. Chapin, Jr. ................................................         20
James F. Cordes ...................................................          -
Roy L. Gates ......................................................          -
Kenneth O. Johnson ................................................          -
Jerome S. Katzin ..................................................          -
Thomas R. McDade...................................................          -
L. D. Wooddy, Jr...................................................          -
All directors and executive
  officers as a group (31 persons,
  including the above) .............................................       890

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    (a)   Security ownership of certain beneficial owners.

    The following is information, as of March 12, 1997, on each person known or believed by ANR Pipeline to be the beneficial owner of 5% or more of any class of its voting securities:

                                                                                Amount and Nature
                                            Name and Address                      of Beneficial          Percent
Title of Class                             of Beneficial Owner                      Ownership           of Class
--------------                             -------------------                 -------------------      --------

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

     The total number of shares of stock of Coastal outstanding as of March 12, 1997 is 105,995,018 consisting of: 59,068 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 72,398 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), and 31,940 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") (the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are referred to herein collectively as the "Preferred Stock"), 105,451,513 shares of Common Stock, and 380,099 shares of Class A Common Stock.

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

     The following table sets forth information, as of March 12, 1997, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
     -------------------                       --------------             ----------------            ------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               40.4
Chairman of the Board
of Coastal
Nine Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                12,344,644  <F3>               11.7
Thrift Plan, ESOP and                       Class A Common Stock                64,429  <F3>               16.8
Pension Plan of Coastal
and its subsidiaries
Texas Commerce Bank
 National Association
600 Travis, 10th Floor
Houston, Texas  77002

FMR Corp.                                       Common Stock                 7,411,815                      7.0
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     49.1
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              31,940  <F4>              100.0
c/o David DeZurik
2460 S.E. 8th St.
Pompano Beach, Florida 33062

----------

<F1> Class includes  presently  exercisable  stock options held by directors and executive officers.

<F2> Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3> The  Trustee/Custodian is the record owner of these shares; and also is the record owner of 742 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under a Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4> Members of the DeZurik  family  acquired  the Series C  Preferred  Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

     The following table sets forth information, as of March 12, 1997, regarding each of the current directors, including Class II directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 1997; Messrs. Cordes, Gates, Johnson and McDade are Class III directors whose terms expire in 1998; and Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1999.

                                                                                                  Number of Shares
   Name, (Age), Year          Offices with Coastal                                                  Beneficially         Percent (%)
 First Became Director     and/or Principal Occupation                    Title of Class              Owned<F1>           of Class*
 ---------------------     ---------------------------                    --------------          ----------------      -----------

O. S. Wyatt, Jr.          Chairman of the Board                           Common Stock               2,858,863  <F2>         2.7
(72), 1955                                                                Class A Common Stock         154,577  <F2>        40.4

Harold Burrow             Vice Chairman of the Board;                     Common Stock                 137,127  <F2>
(82), 1973                Chairman of Colorado and ANR                    Class A Common Stock          13,601               3.6

David A. Arledge          President and                                   Common Stock                 181,112
(52), 1988                Chief Executive Officer                         Class A Common Stock           2,352

John M. Bissell           Chairman of the Board                           Common Stock                   5,080
(66), 1985                of Bissell Inc.                                 Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney                                        Common Stock                   4,910
(75), 1973                                                                Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  <F2>
(81), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Retired; former Executive Vice                  Common Stock                  18,708
(56), 1985                President of Coastal                            Class A Common Stock             -0-

Roy L. Gates              Ranching and Investments                        Common Stock                   4,095
(68), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  40,020
(76), 1988                                                                Class A Common Stock           9,604               2.5

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803
(78), 1983                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade,             Common Stock                     500
(64), 1993                Fogler, Maines & Lohse L.L.P., Houston          Class A Common Stock             -0-

L. D. Wooddy, Jr.         Retired; Former President of Exxon              Common Stock                   3,000
(70), 1992                Pipeline Company                                Class A Common Stock             -0-

All directors and executive officers as a group                           Common Stock               3,711,260  <F3>         3.5
(33 persons, including the above)                                         Class A Common Stock         186,568  <F3>        48.8

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 184,288 shares of Class A Common Stock, which would constitute 48.5% of the shares of such class.

     <F1> Except  for the  shares  referred  to in Notes 2 and 3 below,  and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Arledge (162,093 shares of Common Stock and 2,280 shares of Class A Common Stock), Cordes (8,000 shares of Common Stock), and Johnson (7,848 shares of Common Stock).





     <F2>  Includes  shares owned by  the spouse and a son of Mr. Wyatt (266,895 shares of Common Stock and 7,354 shares of Class A Common Stock), by the spouse of Mr. Burrow (5,000 shares of Common Stock) and by the spouse of Mr. Chapin (1,000 shares of Common Stock), as to which shares beneficial ownership is disclaimed.

     <F3>  Includes  presently  exercisable  stock  options to purchase  453,829 shares of Common Stock and 2,280 shares of Class A Common Stock; also includes 280,928 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.

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

     Mr. McDade is a trial lawyer and the founding senior partner of the Houston law firm of McDade, Fogler, Maines & Lohse L.L.P. Prior to forming McDade, Fogler, Maines & Lohse L.L.P., he was a senior partner in the Houston law firm of Fulbright & Jaworski. He is a member of the Board of Directors of Equity Corporation International.

     Messrs. Arledge and Burrow are directors of Colorado and ANR Pipeline. Both of these subsidiaries of Coastal are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

     (a) Transactions with management and others.

     ANR  Pipeline  participates  in a program  which  matches  short-term  cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1996, the Company had advanced $168.7 million to an associated company at a market rate of interest. Such amount is repayable on demand.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

     1. Financial Statements.

               The following Consolidated Financial Statements of ANR Pipeline and Subsidiaries are included in response to Item 8 hereof on the attached pages as indicated:

                                                                                                               Page
                                                                                                               ----

       Independent Auditors' Report......................................................................  F-6
       Consolidated Balance Sheet at December 31, 1996 and 1995..........................................  F-7
       Statement of Consolidated Earnings for the Years Ended December 31, 1996, 1995 and 1994...........  F-9
       Statement of Consolidated Retained Earnings for the Years Ended December 31, 1996, 1995
          and 1994.......................................................................................  F-9
       Statement of Consolidated Cash Flows for the Years Ended December 31, 1996, 1995 and
          1994...........................................................................................  F-10
       Notes to Consolidated Financial Statements........................................................  F-11

     2. Financial Statement Schedules.

                 Schedules are omitted as not applicable or not required, or the
           required   information  is  shown  in  the   Consolidated   Financial
           Statements or Notes thereto.

      3.   Exhibits.

            (3.1)+ Composite Certificate of Incorporation of ANR Pipeline effective as of December 31, 1987. (Filed as Module ANRCertIncorp on March 29, 1994.)

            (3.2)+ Amended By-laws of ANR Pipeline effective as of September 21, 1994. (Filed as Exhibit 3.2 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

              (4) With respect to instruments defining the rights of holders of long-term debt, the Company will furnish to the Securities and Exchange Commission any such document on request.

            (4.1)+ Board Resolution dated September 22, 1975 establishing the $2.675 Series of Cumulative Preferred Stock. (Filed as Module BoardRes_092275 on March 29, 1994.)

            (4.2)+ Board Resolution dated October 26, 1976 establishing the $2.12 Series of Cumulative Preferred Stock. (Filed as Module BoardRes_102676 on March 29, 1994.)

            (4.3)+ Board Resolution dated May 12, 1980 establishing the $12.00 Series of Cumulative Preferred Stock. (Filed as Module BoardRes_051280 on March 29, 1994.)

            (4.4)+ Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994 for the $125 million of 7-3/8% Debentures due February 15, 2024. (Filed as Exhibit 4.4 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           (10.1)+ Form of Employment Agreement between ANR Pipeline and certain of its executive officers. (Filed as Module ANREmployAgree on March 29, 1994.)

           (10.2)+       Form  of  Employment   Agreement  between  Coastal  and
                         certain Company executive officers. (Filed as Module TCCEmployAgree on March 29, 1994.)

           (10.3)+ Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996. (Filed as Exhibit 10.3 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

             (21)*   Subsidiaries of the Company.

             (24)*   Power of Attorney (included on signature pages herein).

             (27)*   Financial Data Schedule.

                  ----------------------


          Note:

          + Indicates documents incorporated by reference from the prior filings indicated.
          *   Indicates documents filed herewith.

(b)   Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

     ANR PIPELINE COMPANY
     (Registrant)


By:  JEFFREY A. CONNELLY
     --------------------------------------
     Jeffrey A. Connelly
     President and Chief Executive Officer
     March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  DAVID A. ARLEDGE
     -----------------------------------------
     David A. Arledge
     Principal Financial Officer and Director
     March 27, 1997


By:  WILLIAM L. JOHNSON
     -----------------------------------------
     William L. Johnson
     Principal Accounting Officer
     March 27, 1997


By:  HAROLD BURROW
     -----------------------------------------
     Harold Burrow
     Director
     March 27, 1997


By:  JEFFREY A. CONNELLY
     -----------------------------------------
     Jeffrey A. Connelly
     Director
     March 27, 1997


By:  RICHARD A. LIETZ
     -----------------------------------------
     Richard A. Lietz
     Director
     March 27, 1997


By:  JON R. WHITNEY
     -----------------------------------------
     Jon R. Whitney
     Director
     March 27, 1997

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including natural gas prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Liquidity and Capital Resources

     Overview. Internally generated funds have been the primary source to meet mandatory debt and preferred stock retirements and other cash requirements of the Company over the past three years.

     In February 1994, the Company completed an offering of $125 million in principal amount of 7-3/8% 30-year Debentures due on February 15, 2024. On June 1, 1995, the Company completed an offering of $75 million in principal amount of 7% Debentures due June 1, 2025, putable by the holders for redemption at par on June 1, 2005. The net proceeds from the sale of the Debentures were used for the payment of common stock dividends and for the repayment of outstanding Swiss franc bonds which matured in October 1995. The 125 million Swiss franc bonds had a dollar equivalence of $58.1 million and an effective interest rate of 10.7%. The remaining net proceeds from the Debentures were added to the general funds of the Company and were used for capital expenditures and for other general corporate purposes.

     On June 16, 1994, the Company redeemed all of the outstanding shares of its Cumulative Preferred Stock. For additional information regarding this matter, see Note 2 of Notes to Consolidated Financial Statements included herein.

     The Company paid dividends of $300 million on its common stock in 1996. These dividends were financed from internally generated funds.

     The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                 1996         1995        1994
                                                                               ---------    --------    --------

      Cash flows from operating activities to long-term debt
       and capital lease obligations..........................................     46.2%       42.5%       56.3%

      Long-term debt and capital lease obligations to total capitalization....     46.4%       35.9%       35.7%

     The increase in 1996 as compared to 1995 in the ratio of cash flows from operating activities to long-term debt and capital lease obligations resulted from higher cash flows provided by operating activities in 1996. The increase in 1996 as compared to 1995 in the ratio of long-term debt and capital lease obligations to total capitalization resulted from a decrease in retained earnings due to dividends paid on common stock.

     The decrease in 1995 as compared to 1994 in the ratio of cash flows from operating activities to long-term debt and capital lease obligations resulted from an increase in long-term debt due to the issuance of $75 million of Debentures in 1995, as discussed above. A reduction in accounts payable in 1995 also contributed to the decrease. The ratio of long-term debt and capital lease obligations to total capitalization in 1995 approximated that of 1994, due to the increase in long-term debt being offset by an increase in retained earnings during 1995.

     Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Expenditures for each of the years 1994 through 1996 and the sources of capital used to finance these expenditures are summarized in the "Statement of Consolidated Cash Flows."

     Capital Expenditures. Capital expenditures were $70.3 million in 1996 and $50.1 million in 1995. Capital expenditures for 1997 are budgeted at $104.9 million. These expenditures are primarily for completion of projects in process, development of information systems, operational necessities, environmental requirements, expansion projects and increased efficiency.

     Funding for budgeted capital expenditures will be accomplished by the use of internally generated funds. Funding for certain proposed projects is anticipated to be provided through non-recourse project financing in which certain of the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be generated from general corporate funds. Information concerning certain of these projects is contained in Part I herein under Item 1, "Business - Other Developments."

     Investment in Related Parties - Other. In December 1996, the Company invested $78 million in an affiliate, Coastal Medical Services, Inc. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

     Extraordinary Item. The decreases in "Assets related to excess gas supply," "Order 636 transition costs," and "Deferred charges and other" in 1996 primarily resulted from the discontinued application of FAS No. 71. Additional information concerning FAS No. 71 is set forth in Results of Operations and Note 5 of Notes to Consolidated Financial Statements included herein.

     Financing Alternatives. Alternatives to finance additional capital and other expenditures are limited principally by the terms of certain debt instruments of the Company and certain affiliates. Under the most restrictive of such instruments, as of December 31, 1996, ANR Pipeline and certain affiliates could incur in the aggregate approximately $1.6 billion of additional indebtedness. For the Company and these affiliates to incur indebtedness for borrowed money in excess of this amount, $444 million of indebtedness of Coastal Natural Gas would need to be retired.

     The  Company  participates  in a  program  which  matches  short-term  cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1996, the Company had advanced $168.7 million to an associated company at a market rate of interest. Such amount is repayable upon demand.

     Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.5 million in 1996 on environmental capital projects and anticipates annual capital expenditures of approximately $4 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $30 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.2 million.

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the recently-revised Environmental Response Act requires owners or operators of property containing contamination above regulatory thresholds to diligently pursue remedial actions and exercise due care so that the property does not pose a threat to human health or the environment. The

Company has designated internal staff and has retained environmental consultants to assess sites for which the Company may have due diligence or due care obligations.

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

Results of Operations

     ANR Pipeline operates primarily in the Midwest and increasingly in the Northeast regions of the United States under FERC Order 636, which promulgated the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. The Company auctions gas on the open market to handle a residual quantity of gas purchased under certain remaining gas purchase contracts pending expiration of such contracts. The Company's Order 636 restructured tariff provides mechanisms for recovering from its transportation customers the pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas on the open market. In addition, Order 636 has resulted in the incurrence of other transition costs and provides mechanisms for the recovery of all such costs within a reasonable time period. At December 31, 1996, the Company had eliminated through sale and refunctionalization a substantial portion of its Southwest gathering facilities previously used to provide bundled services. The gain resulting from the sale is included in other revenues.

     Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. As a result, ANR Pipeline recorded an extraordinary charge to income of $163.9 million, net of related income taxes of $91.6 million. The Company believes this accounting change will result in financial reporting which better reflects the results of operations in the economic environment in which it operates. The charge to earnings is noncash and has no direct effect on either the Company's ability to include these deferred items in future rate proceedings or on its ability to collect the rates set thereby. Elimination of the deferral of expenses and the amortization of regulatory assets is not expected to have a material adverse impact on financial results in future periods.

     FAS No. 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As a result of FERC Order 636 (which unbundled pipeline services giving customers more options for transporting their gas), the effect of discounted rates, and new competitive developments on the horizon, the Company has concluded that the competitive environment is no longer consistent with the form of regulation contemplated by FAS No. 71. Additional information concerning FAS No. 71 is set forth in Note 5 of Notes to Consolidated Financial Statements included herein.

     The revenue decline since the adoption of Order 636 reflects the increased competition in the natural gas industry. Although the firm capacity on the Company's major interstate pipelines is sold out, the Company has instituted reengineering projects and cost-cutting efforts to remain competitive and improve operating profits.

     Revenues. Storage and transportation revenues decreased by $61.1 million in 1996 as compared to 1995. Contributing to this decrease was lower storage and transportation revenues of $15.2 million resulting from continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates. Additional items which decreased revenues were (a) revenue received in 1995 related to storage and transportation contract settlements of $22.5 million, (b) reduced surcharge and other pass-through recoveries of $19.7 million, which are offset in cost of gas and operation and maintenance, and (c) increases in provisions for rate related contingencies of $8.6 million. Provisions for rate related contingencies were $45.6 million and $37 million in 1996 and 1995, respectively.

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

     Gas sales revenues decreased by $20.1 million in 1996 as compared to 1995. This trend will continue, with a corresponding decrease in cost of gas, until the termination of the Company's remaining gas purchase contracts, as discussed above. The reduction in the quantity of gas auctioned on the open market, offset in part by increased spot market prices, reduced gas sales revenues by $6.6 million. Purchased Gas Adjustment ("PGA") recoveries recorded in 1995, which were associated with purchase periods prior to Order 636, resulted in reduced revenues of $13.2 million in 1996. Such recoveries were largely completed in 1995.

     Gas sales revenues decreased by $46.9 million in 1995 as compared to 1994 primarily due to a decrease of $37 million related to a reduction in the quantity of gas auctioned on the open market. Lower spot market prices also resulted in a decrease in revenues of $7.8 million.

     Other revenues increased by $23 million in 1996 as compared to 1995 primarily due to a $28.7 million gain related to the 1996 sale of a major portion of the Company's Southwest gathering facilities.

     Other revenues increased by $29 million in 1995 as compared to 1994. This increase includes increased interest income from a related party of $11.2 million and adjustments to revenue reserves associated with certain transition cost recovery mechanisms of $8.7 million.

     Cost of Gas. Cost of gas includes purchases required under certain remaining gas purchase contracts and the amortization of PGA recoveries from customers. Collectively, decreases in the cost of gas were offset in revenues, as discussed above. Cost of gas decreased by $28.2 million in 1996 as compared to 1995. The variance primarily results from decreases in the amortization of previously deferred costs associated with above market gas purchases of $17.6 million and reductions in the quantity of gas purchased under the Company's remaining gas purchase contracts of $5.5 million. Additionally, reductions in the amortization of PGA costs decreased the cost of gas by $15.9 million.

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

     Operation and Maintenance. Operation and maintenance expenses decreased by $23.1 million in 1996 as compared to 1995. The decrease was primarily due to reduced transportation services provided by others of $18.3 million, which were offset in revenues, as discussed above. Also contributing to the decrease were lower salary and benefit expenses of $8.8 million mainly due to an early retirement incentive program which became effective December 31, 1995. Decreases in ad valorem taxes of $3.2 million in 1995, largely due to adjustments for prior periods, offset the above mentioned variances.

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

Recent Authoritative Accounting Pronouncements

     The FASB has issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125"), to be effective in 1997. Under FAS No. 125, which uses a "financial components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's results of operations, consolidated financial position or cash flows in 1997.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1") on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan


     We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP




Detroit, Michigan
January 31, 1997

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1996         1995
                                                                                           ----------   ---------

                                ASSETS

Current Assets:
   Cash and cash equivalents.............................................................  $     34.2   $    22.9
   Notes receivable:
      Other..............................................................................        18.5           -
      Related party......................................................................       168.7       384.8
   Accounts receivable:
      Others.............................................................................        50.6        73.5
      Related parties....................................................................        14.9        14.0
   Materials and supplies, at average cost...............................................        30.1        34.4
   Other.................................................................................          .6          .6
                                                                                           ----------   ---------
                                                                                                317.6       530.2
                                                                                           ----------   ---------

Property, Plant and Equipment, at cost...................................................     3,314.2     3,468.5
   Less - Accumulated depreciation.......................................................     2,110.0     2,273.0
                                                                                           ----------   ---------
                                                                                              1,204.2     1,195.5
                                                                                           ----------   ---------

Other Assets:
   Assets related to excess gas supply...................................................           -        78.3
   Investment in related parties:
      Pipeline partnerships..............................................................        47.6        35.2
      Other..............................................................................        78.1         2.0
   Order 636 transition costs............................................................           -       127.6
   Deferred charges and other............................................................        28.4        80.6
                                                                                           ----------   ---------
                                                                                                154.1       323.7
                                                                                           ----------   ---------

                                                                                           $  1,675.9   $ 2,049.4
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                                December 31,
                                                                                            ----------------------
                                                                                              1996         1995
                                                                                            ----------   ---------

                 STOCKHOLDER'S EQUITY AND LIABILITIES

Current Liabilities:
   Capital lease obligations with related party..........................................  $      3.0   $     3.0
   Accounts payable:
      Others.............................................................................       114.5       131.0
      Related parties....................................................................        12.0         6.0
   Taxes on income.......................................................................  (     34.5)  (    14.0)
   Other taxes...........................................................................        21.2        21.5
   Provision for regulatory matters......................................................       140.7        79.2
   Other.................................................................................        21.6        30.4
                                                                                           ----------   ---------
                                                                                                278.5       257.1
                                                                                           ----------   ---------

Long-Term Debt...........................................................................       497.8       497.7
                                                                                           ----------   ---------

Capital Lease Obligations with Related Party.............................................         8.6        11.6
                                                                                           ----------   ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.....................................................       151.2       223.0
   Other deferred credits:
      Others.............................................................................       130.5       133.1
      Related parties....................................................................        23.2        17.2
                                                                                           ----------   ---------
                                                                                                304.9       373.3
                                                                                           ----------   ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and
      outstanding 1,000 shares...........................................................          .1          .1
   Additional paid-in capital............................................................       466.2       466.2
   Retained earnings.....................................................................       119.8       443.4
                                                                                           ----------   ---------
                                                                                                586.1       909.7
                                                                                           ----------   ---------

                                                                                           $  1,675.9   $ 2,049.4
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1996         1995         1994
                                                                              ---------    ----------   ---------
Revenues:
   Storage and transportation:
      Others................................................................  $   618.7    $    695.5   $   689.0
      Related parties.......................................................       23.0           7.3        17.3
   Gas sales:
      Others................................................................       11.1          21.4        23.9
      Related parties.......................................................       28.0          37.8        82.2
   Other revenues:
      Others................................................................       42.9          25.7        12.1
      Related parties.......................................................       38.8          33.0        17.6
                                                                              ---------    ----------   ---------
                                                                                  762.5         820.7       842.1
                                                                              ---------    ----------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others................................................................      251.1         275.6       277.3
      Related parties.......................................................      101.5         100.1       102.5
   Cost of gas:
      Others................................................................       66.6          84.9       108.6
      Related parties.......................................................        2.1          12.0        15.6
   Depreciation and amortization............................................       54.4          50.6        50.5
   Interest expense.........................................................       60.2          59.4        53.5
   Taxes on income..........................................................       86.3          86.8        82.0
                                                                              ---------    ----------   ---------
                                                                                  622.2         669.4       690.0
                                                                              ---------    ----------   ---------

Earnings Before Extraordinary Item..........................................      140.3         151.3       152.1
Extraordinary item-loss on discontinuance of FAS No. 71,
   net of income taxes......................................................  (   163.9)            -           -
                                                                              ---------    ----------   ---------

Net (Loss) Earnings.........................................................  ($   23.6)   $    151.3   $   152.1
                                                                              =========    ==========   =========


                   STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1996         1995         1994
                                                                              ---------    ----------   ---------
Balance - Beginning of Year.................................................  $   443.4    $    322.2   $   503.0

Net (Loss) Earnings.........................................................  (    23.6)        151.3       152.1

Preferred Stock Redemption Premium Adjustment...............................          -             -   (      .3)

Dividends:
   Common stock.............................................................  (   300.0)   (     30.1)  (   331.0)
   Preferred stock..........................................................          -             -   (     1.6)
                                                                              ---------    ----------   ---------

Balance - End of Year.......................................................  $   119.8    $    443.4   $   322.2
                                                                              =========    ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

Cash Flows from Operating Activities:
   Earnings before extraordinary item..........................................  $  140.3    $  151.3    $  152.1
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization............................................      57.7        53.2        52.9
      Increase (decrease) in deferred income taxes.............................      21.4    (    6.2)       12.4
      Increase in provision for regulatory matters.............................      61.5        41.1        35.7
      Producer contract reformation cost recoveries............................      26.3        28.3        30.2
      Undistributed equity in earnings of pipeline partnerships................  (    8.9)   (    7.0)   (    5.3)
      Gain on sale of plant....................................................  (   29.1)          -           -
   Changes in other  assets  and  liabilities  affecting  operating  activities:
      Decrease (increase) in accounts receivable:
         Others................................................................      22.9    (    8.1)        7.8
         Related parties.......................................................  (     .9)        9.5    (   14.2)
      (Decrease) increase in accounts payable and other accruals:
         Others................................................................  (   42.7)   (   55.0)       11.6
         Related parties.......................................................       6.0    (    1.4)   (    5.9)
      Net (decrease) increase in other assets/liabilities......................  (   20.3)        9.3    (   30.8)
                                                                                 --------    --------    --------
         Total adjustments.....................................................      93.9        63.7        94.4
                                                                                 --------    --------    --------

         Net cash provided by operating activities.............................     234.2       215.0       246.5
                                                                                 --------    --------    --------

Cash Flows from Investing Activities:
   (Increase) decrease in notes receivable from related party..................     216.1    (  149.6)       50.3
   Investment in related parties...............................................  (   76.1)          -           -
   Proceeds from sale of plant.................................................      10.4         2.0          .8
   Capital expenditures........................................................  (   70.3)   (   50.1)   (   62.8)
                                                                                 --------    --------    --------

         Net cash provided by (used in) investing activities...................      80.1    (  197.7)   (   11.7)
                                                                                 --------    --------    --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt................................         -        74.6       123.0
   Retirement of long-term debt and capital lease obligations..................  (    3.0)   (   60.9)   (    2.9)
   Redemptions and early retirement of preferred stock.........................         -           -    (   34.0)
   Common stock dividends paid.................................................  (  300.0)   (   30.1)   (  331.0)
   Preferred stock dividends paid..............................................         -           -    (    1.8)
                                                                                 --------    --------     -------

         Net cash used in financing activities.................................  (  303.0)   (   16.4)   (  246.7)
                                                                                 --------    --------    --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................      11.3          .9    (   11.9)

Cash and Cash Equivalents at Beginning of Period...............................      22.9        22.0        33.9
                                                                                 --------    --------    --------

Cash and Cash Equivalents at End of Period.....................................  $   34.2    $   22.9    $   22.0
                                                                                 ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

-  Basis of Presentation

     ANR Pipeline is a subsidiary of ANR, which is a direct subsidiary of Coastal Natural Gas and an indirect subsidiary of Coastal. The financial statements presented herewith are presented on the basis of historical cost and do not reflect the basis of cost to Coastal Natural Gas. The preparation of these financial statements, in conformity with generally accepted accounting principles, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

-  Reclassifications

     Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of these reclassifications was not material to the Company's consolidated financial position or results of operations.

-  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has a 20% to 50% voting interest and exercises significant influence. The equity method has also been used for an investment in a limited partnership in which the Company has an interest of more than 5%.

- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71")

     The Company is subject to the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS No. 71. Effective November 1, 1996, ANR Pipeline discontinued application of FAS No. 71. Additional information is set forth in Note 5 of Notes to Consolidated Financial Statements included herein.

-  Property, Plant and Equipment

     In accordance with the accounting requirements of the FERC and as allowed under the provisions of FAS No. 71, an allowance for equity and borrowed funds used during construction was included in the cost of the Company's major additions to gas plant through October 31, 1996. These costs amounted to $1.7 million in 1996 and $1.2 million in each of the years 1995 and 1994. As a result of the Company's discontinued application of FAS No. 71, effective November 1, 1996, the Company records capitalized interest based on the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." These costs amounted to $.1 million in 1996.

     The Company's annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate for 1994 through 1996 was approximately 1.7%.

     Costs of minor property units (or components thereof) retired or abandoned are charged or credited, net of salvage, to accumulated depreciation. Gain or loss on sales of major property units is credited or charged to income.

     The Company adopted FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

-  Income Taxes

     The Company is a member of a consolidated group which files a consolidated federal income tax return. Members of the consolidated group with taxable incomes are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings.

-  Statement of Cash Flows

     For purposes of these financial statements, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of interest capitalized, of $52.4 million, $55.7 million and $50.2 million in 1996, 1995 and 1994, respectively. Cash payments for income taxes amounted to $100.6 million, $110.4 million and $54.9 million in 1996, 1995 and 1994, respectively.

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

- Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS No. 125")

     The FASB has issued FAS No. 125 to be effective in 1997. Under FAS No. 125, which uses a "financial-components approach," an entity recognizes the financial assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The application of the new standard is not expected to have a material effect on the Company's results of operations, financial position or cash flows in 1997.

-  Statement of Position 96-1 ("SOP 96-1")

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 96-1 on Environmental Remediation Liabilities to be effective in 1997. SOP 96-1 provides additional guidance on accrual measurement and the disclosure of environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

2. Common Stock and Other Stockholder's Equity

     All of ANR Pipeline's common stock is owned by ANR.

     On June 16, 1994, the Company redeemed all outstanding shares of its Cumulative Preferred Stock. A $328,000 premium paid in excess of par value to redeem the remaining outstanding preferred stock was charged directly to retained earnings in accordance with FERC accounting procedures.

3. Long-Term Debt

   Balances at December 31 were as follows (millions of dollars):

                                                                                               1996        1995
                                                                                             --------    --------

      Debentures:
         9-5/8% series, due 2021..........................................................   $  300.0    $  300.0
         7-3/8% series, due 2024..........................................................      125.0       125.0
         7% series, due 2025..............................................................       75.0        75.0

      Unamortized discount related to outstanding debt, net of premium....................   (    2.2)   (    2.3)
                                                                                             --------    --------

                                                                                             $  497.8    $  497.7
                                                                                             ========    ========

     None of the above debt issuances have maturity or sinking fund requirements prior to their retirement due dates.

     Alternatives to finance additional capital and other expenditures are limited principally by the terms of certain debt instruments of the Company and certain affiliates. Under the most restrictive of such instruments, as of December 31, 1996, ANR Pipeline and certain affiliates could incur in the aggregate approximately $1.6 billion of additional indebtedness. For the Company and these affiliates to incur indebtedness for borrowed money in excess of this amount, $444 million of indebtedness of Coastal Natural Gas would need to be retired.

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

                                                                December 31, 1996             December 31, 1995
                                                           --------------------------    --------------------------
                                                             Carrying        Fair          Carrying        Fair
                                                              Amount         Value          Amount         Value
                                                           ------------   -----------    -----------    -----------
                                                                             (millions of dollars)

      Nonderivatives:
         Financial assets:
           Cash and cash equivalents...................       $    34.2     $    34.2       $   22.9      $   22.9
           Marketable security of a related party......               -             -            2.0           2.1
           Note receivable from a related party........           168.7         168.7          384.8         384.8
           Note receivable - other.....................            18.5          17.2              -             -

         Financial liabilities:
           Long-term debt..............................           500.0         571.6          500.0         589.5

     The estimated fair value of the marketable security of a related party was based on market quotes at December 31, 1995. The note receivable from a related party is at a floating market rate of interest and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated fair value of the note receivable - other is calculated based on the market rate of interest at December 31, 1996. The estimated values of the Company's long-term debt are based on interest rates at December 31, 1996 and 1995, respectively, for new issues with similar remaining maturities.

5. Discontinuation of Regulatory Accounting Principles

     ANR Pipeline is subject to the regulations and accounting procedures of the FERC, and has historically followed the reporting and accounting requirements of FAS No. 71. Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. As a result, ANR Pipeline recorded an extraordinary charge to income of $163.9 million, net of related income taxes of $91.6 million.

     FAS No. 71 provides that rate regulated enterprises account for and report assets and liabilities consistent with the economic effect of the way in which regulators establish rates, if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it reasonable to assume that such rates can be charged and collected. As a result of FERC Order 636 (which unbundled pipeline services giving customers more options for transporting their gas), the effect of discounted rates, and new competitive developments on the horizon, the Company has concluded that the competitive environment is no longer consistent with the form of regulation contemplated by FAS No. 71.

     Under FAS No. 71, transactions which the Company had recorded differently than a non-regulated entity include the following: the Company (i) had capitalized the costs of equity funds used during construction, and (ii) had deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal and state income tax rates. Pursuant to the guidance contained in Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," the Company has eliminated from its consolidated balance sheet the effects of actions of regulators which had been recognized as regulatory assets and liabilities recorded pursuant to FAS No. 71, and has revalued certain other assets. The Company believes this accounting change will result in financial reporting which better reflects the results of operations in the economic environment in which it operates. The major components of the extraordinary charge were as follows (millions of dollars):

                         Description                           Amount
   ------------------------------------------------          ---------

   Regulatory assets:
        Assets related to excess gas supply                  $    52.6
        Order 636 transition costs                                95.0
        Upstream transportation costs                             25.0
        Above market gas purchases                                13.2
        Postemployment/postretirement benefit costs               14.3
        Federal and state tax differential                        12.3
        Other regulatory assets                                   36.3
   Adjustments to plant, materials and supplies                    6.8
                                                             ---------

   Total extraordinary charge before taxes                   $   255.5
                                                             ---------

   Income taxes                                                   91.6
                                                             ---------

   Total extraordinary charge, net of taxes                  $   163.9
                                                             =========

     This charge to earnings was noncash and will have no direct effect on either the Company's ability to include these deferred items in future rate proceedings or on its ability to collect the rates set thereby.

6. Litigation, Environmental and Regulatory Matters

- Litigation Matters

     A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. ANR Pipeline, together with the other pipeline defendants, has filed a motion to dismiss.

     In October 1996,  the Company,  along with certain of its  affiliates,  was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. The Company and its affiliates vigorously deny these allegations and have filed responsive pleadings.

     Numerous other lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

- Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.5 million in 1996 on environmental capital projects and anticipates annual capital expenditures of approximately $4 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in five Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $30 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.2 million.

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the recently-revised Environmental Response Act requires owners or operators of property containing contamination above regulatory thresholds to diligently pursue remedial actions and exercise due care so that the property does not pose a threat to human health or the environment. The Company has designated internal staff and has retained environmental consultants to assess sites for which the Company may have due diligence or due care obligations.

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

- Regulatory Matters

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity.

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, the Company filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved the Company's refund allocation methodology and the Company, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of the Company's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order, such as the basis for its determination of the recovery by the pipelines of the full level of their prudently incurred transition costs. Several persons, including ANR Pipeline, have appealed the rate and other aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

     The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 Order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline will file exceptions as to some of the negative findings in the Initial Decision.

     The FERC has also issued a series of orders in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, the Company filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company has sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit.

     Claims  were filed in 1990 in the  United  States  District  Court in North
Dakota by Dakota Gasification Company ("Dakota") and the United States Department of Energy regarding the Company's obligations under certain gas purchase and transportation contracts with the Great Plains Coal Gasification Plant (the "Plant"). In February 1994, ANR Pipeline, Dakota and the Department of Energy executed a Settlement Agreement which, subject to FERC approval, resolves the litigation and disputes among the parties, amends the gas purchase agreement between the Company and Dakota and terminates the transportation contract with the Plant. In August 1994, the Company filed a petition with the FERC requesting: (i) approval of the Settlement Agreement; (ii) an order approving ANR Pipeline's proposed tariff mechanism to recover the costs incurred to implement the Settlement Agreement; and (iii) an order dismissing a then pending FERC proceeding wherein certain of ANR Pipeline's customers challenged Dakota's pricing under the original gas supply contract. In December 1996, the FERC issued an Opinion and Order Reversing Initial Decision in which it found that the pipelines, including the Company, were prudent in entering into the Settlement Agreement. No appeals were taken of the FERC's decision and it has become final.

      Certain of the above regulatory matters and other regulatory issues remain unresolved among the Company, its customers, its suppliers and the FERC. The Company has made provisions which represent management's assessment of the ultimate resolution of the above issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position, results of operations or cash flows. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

                                                                                       December 31,
                                                                                   --------------------
                                                                                      1996      1995
                                                                                   ---------  ---------

              Storage property................................................     $   122.1  $   122.1
              Less:  Accumulated depreciation.................................         110.5      107.5
                                                                                   ---------  ---------

                                                                                   $    11.6  $    14.6
                                                                                   =========  =========

     The annual provision for depreciation included as a part of depreciation and amortization expense was $3 million for 1996, 1995 and 1994.

     Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996 are as follows (millions of dollars):

     Year ending December 31:
       1997.................................................  $    8.9
       1998.................................................       8.1
       1999.................................................       7.6
       2000.................................................       6.5
       2001.................................................       5.3
       2002 through 2004....................................       5.6
                                                              --------
       Total minimum lease payments.........................      42.0

       Less:  Amount representing executory costs...........      13.2
                                                              --------

       Net minimum lease payments...........................      28.8

       Less:  Amount representing interest..................      17.2
                                                              --------

       Present value of net minimum lease payments..........  $   11.6
                                                              ========

     Operating lease rentals included in operating expenses totaled $15.0 million for both 1996 and 1995 and $13.7 million for 1994. Aggregate minimum lease payments under existing noncapitalized, long-term leases are estimated to be $13.0 million for each of the years 1997 through 2001, and $100.7 million thereafter.

8.    Taxes On Income

     Provisions for income taxes are composed of the following (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------     -------

      Federal:
         Currently payable...................................................    $   93.3    $   98.6    $   85.6
         Deferred ...........................................................    (   18.7)   (   17.2)   (    8.1)
                                                                                 --------    --------     -------
                                                                                     74.6        81.4        77.5
                                                                                 --------    --------    --------
      State and City:
         Currently payable...................................................        13.2         6.8         5.2
         Deferred ...........................................................    (    1.5)   (    1.4)   (     .7)
                                                                                 --------    --------     -------
                                                                                     11.7         5.4         4.5
                                                                                 --------    --------    --------

           Total income taxes................................................    $   86.3    $   86.8    $   82.0
                                                                                 ========    ========    ========

     Provisions for income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------     -------

      Tax expense computed by applying the U.S. federal income tax rate
         of 35%..............................................................    $   79.3    $   83.3    $   81.9

      Increases (reductions) in taxes resulting from:
         State and city income taxes reduced by federal income tax benefit...         7.6         3.5         2.9
         Normalization adjustment for liberalized depreciation...............    (    1.1)          -    (    2.8)
         Other...............................................................          .5           -           -
                                                                                 --------    --------    --------
             Taxes on income.................................................    $   86.3    $   86.8    $   82.0
                                                                                 ========    ========    ========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (millions of dollars):

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1996        1995
                                                                                             --------    --------

      Depreciation........................................................................   $  192.4    $  166.5
      Other...............................................................................       12.0        15.1
                                                                                             --------    --------
         Deferred tax liabilities.........................................................      204.4       181.6
                                                                                             --------    --------

      Provision for regulatory matters....................................................   (   54.0)   (   30.3)
      Inventory capitalization............................................................   (    1.6)   (    1.6)
      Purchased gas and other recoverable costs...........................................   (   33.3)       43.5
      Benefit plans and accrued expenses..................................................   (   12.3)   (    5.1)
      Certain lease costs.................................................................   (    9.0)          -
      Other...............................................................................   (   11.0)   (    8.4)
                                                                                             --------    --------
         Deferred tax assets..............................................................   (  121.2)   (    1.9)
                                                                                             --------    --------

         Deferred income taxes............................................................   $   83.2    $  179.7
                                                                                             ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a tentative settlement of all adjustments proposed through early 1997 to federal income tax returns filed for the years 1985 through 1987. Coastal's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of Coastal's federal income tax returns for 1991, 1992, and 1993 is expected to begin in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

9. Benefit Plans

     The Company participates with its affiliates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1996, the Plan did not have an unfunded accumulated benefit obligation. ANR Pipeline made no contributions to the Plan for 1996, 1995 or 1994. Assets of the Plan are not segregated or restricted by its participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

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

     ANR Pipeline also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $6.2 million, $6.0 million and $6.3 million for 1996, 1995 and 1994, respectively.

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs have been deferred and were being amortized through October 31, 1996 to reflect the impact of rate regulation. Effective November 1, 1996, these costs are no longer deferred and amortized as a result of the Company's discontinued application of FAS No. 71. Additional information concerning FAS No. 71 is set forth in Note 5 of Notes to Consolidated Financial Statements included herein.

     The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1996 and 1995 and the benefit cost for the years ended December 31, 1996, 1995 and 1994 (millions of dollars):

                                                                                               1996        1995
                                                                                             --------    --------
      Accumulated postretirement benefit obligation:

         Retirees.........................................................................   $(  43.8)   $(  42.7)
         Fully eligible plan participants.................................................   (     .1)   (     .5)
         Other active plan participants...................................................   (    8.6)   (   13.1)
                                                                                             --------    --------
                                                                                             (   52.5)   (   56.3)

      Plan assets at fair value...........................................................       18.1        17.0
                                                                                             --------    --------

      Accumulated postretirement benefit obligation in excess of plan assets..............   (   34.4)   (   39.3)
      Unrecognized net transition obligation..............................................       47.7        53.2
      Unrecognized net gain from past experience different from
         that assumed.....................................................................   (   15.8)   (   12.3)
                                                                                             --------    --------

      Postretirement benefit (obligation) prepayment included in
         Consolidated Balance Sheet.......................................................   $(   2.5)   $    1.6
                                                                                             ========    ========

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1996        1995        1994
                                                                                 --------    --------     -------

      Net periodic postretirement benefit cost consisted of the following components:

           Service cost - benefits earned during the period..................    $     .5    $     .5    $     .5
           Interest cost on accumulated postretirement benefit obligation....         3.6         4.1         4.2
           Amortization of transition obligation.............................         3.0         3.1         3.1
           Return on assets, net of deferrals................................    (    1.2)   (    1.3)   (     .4)
                                                                                 --------    --------     -------
           Net periodic postretirement benefit cost..........................         5.9         6.4         7.4
           Deferred regulatory amounts.......................................          .3    (    1.2)   (     .3)
                                                                                 --------    --------     -------
         Net postretirement benefit cost recognized in Statement of
            Consolidated Earnings............................................    $    6.2    $    5.2    $    7.1
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% in 1996, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 11.2% and 12.0% in 1995 and 1994, respectively. A one percentage point increase in the assumed health care cost trend rate for each year would increase both the accumulated postretirement benefit obligation and the net postretirement health care cost as of December 31, 1996 by approximately 5.2%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5%.

10. Transactions with Major Customers and Related Parties

-   Major Customers:

     The Statement of Consolidated Earnings includes revenues from major customers as follows (millions of dollars):

                                                           1996                  1995                  1994
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------

      Wisconsin Gas Company......................   $   83.9     11.0%    $   94.6     11.5%    $  100.8    12.0%
      Michigan Consolidated Gas Company..........       55.2      7.2         70.3      8.6         65.7     7.8

-   Related Parties:

     "Operation and maintenance" expenses within the Statement of Consolidated Earnings includes affiliate and other related party transactions as follows (millions of dollars):

                                                                                   1996        1995        1994
                                                                                 --------    --------    --------

      Storage and transportation expense - affiliates........................    $   13.7    $   18.0    $   20.9
      Storage and transportation expense - other related parties.............        40.6        41.2        39.9
      Services provided at cost - affiliates.................................        28.3        24.4        26.8
      Facilities rental expense - affiliates.................................        18.9        16.5        14.9

     Services provided by the Company at cost for affiliated companies were $9.9 million for 1996, $10.3 million for 1995 and $9.9 million for 1994. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Such costs are allocated using a three-factor formula consisting of revenues, property and payroll, which is reasonable and has been applied on a consistent basis.

     The Company has lease agreements with Coastal and its affiliates for the rental of office space, natural gas storage fields and certain pipeline facilities. One such lease with Coastal, for pipeline facilities, was terminated during 1994 in conjunction with the terms of the lease. In December 1996, the Company invested $78 million in an affiliate, Coastal

Medical Services, Inc. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

     ANR  Pipeline  participates  in a program  which  matches  short-term  cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1996, the Company had advanced $168.7 million to an associated company at a market rate of interest. Such amount is repayable on demand.

11. Quarterly Results of Operations (Unaudited)

     The results of operations by quarter for the years ended December 31, 1996 and 1995 were (millions of dollars):

                                                                                1996 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    ---------

      Revenues................................................  $   214.8     $   173.5     $  160.3     $   213.9
      Cost of gas.............................................       22.7          14.1         14.3          17.6
                                                                ---------     ---------     --------     ---------
         Revenues less cost of gas............................      192.1         159.4        146.0         196.3
      Other costs and expenses................................      146.8         130.5        124.5         151.7
                                                                ---------     ---------     --------     ---------
         Earnings before extraordinary item...................       45.3          28.9         21.5          44.6
         Extraordinary item*..................................          -             -            -     (   163.9)
                                                                ---------     ---------     --------     ---------
         Net earnings (loss)..................................  $    45.3     $    28.9     $   21.5     $(  119.3)
                                                                =========     =========     ========     =========


                                                                                1995 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    ---------

      Revenues................................................  $   220.8     $   194.8     $  213.6     $   191.5
      Cost of gas.............................................       32.3          21.5         25.2          17.9
                                                                ---------     ---------     --------     ---------
         Revenues less cost of gas............................      188.5         173.3        188.4         173.6
      Other costs and expenses................................      139.6         141.2        154.0         137.7
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    48.9     $    32.1     $   34.4     $    35.9
                                                                =========     =========     ========     =========

* Effective November 1, 1996, ANR Pipeline discontinued the application of regulatory accounting principles under FAS No. 71. As a result, the Company recorded an extraordinary charge to income of $163.9 million. Additional information concerning FAS No. 71 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of Notes to Consolidated Financial Statements included herein.

                                  EXHIBIT INDEX


Exhibit
Number                                Document
-------   ---------------------------------------------------------------------

 (3.1)+ Composite Certificate of Incorporation of ANR Pipeline effective as of December 31, 1987. (Filed as Module ANRCertIncorp on March 29, 1994.)

 (3.2)+ Amended By-laws of ANR Pipeline effective as of September 21, 1994. (Filed as Exhibit 3.2 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.)

   (4) With respect to instruments defining the rights of holders of long-term debt, the Company will furnish to the Securities and Exchange Commission any such document on request.

 (4.1)+ Board Resolution dated September 22, 1975 establishing the $2.675 Series of Cumulative Preferred Stock.
          (Filed as Module BoardRes_092275 on March 29, 1994.)

 (4.2)+ Board Resolution dated October 26, 1976 establishing the $2.12 Series of Cumulative Preferred Stock.
          (Filed as Module BoardRes_102676 on March 29, 1994.)

 (4.3)+ Board Resolution dated May 12, 1980 establishing the $12.00 Series of Cumulative Preferred Stock.
          (Filed as Module BoardRes_051280 on March 29, 1994.)

 (4.4)+   Indenture  dated as of February  15,  1994 and First  Supplemental
          Indenture dated as of February 15, 1994 for the $125 million of 7-3/8% Debentures due February 15, 2024. (Filed as Exhibit 4.4 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

(10.1)+ Form of Employment Agreement between ANR Pipeline and certain of its executive officers. (Filed as Module ANREmployAgree on March 29, 1994.)

(10.2)+ Form of Employment Agreement between Coastal and certain Company executive officers. (Filed as Module TCCEmployAgree on March 29, 1994.)

(10.3)+ Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996. (Filed as Exhibit 10.3 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  (21)*   Subsidiaries of the Company.

  (24)*   Power of Attorney (included on signature pages herein).

  (27)*   Financial Data Schedule.

----------------------


Note:

+ Indicates documents incorporated by reference from the prior filings indicated.
*     Indicates documents filed herewith.