Form 10-Q
period 1997-03-31
ANR PIPELINE CO
filed 1997-05-14
CIK 65695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997
                                                        OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

      The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1996, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                                     ASSETS                                         1997                1996
                                                                               ---------------     -------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $      35.7        $      34.2
   Notes receivable:
      Other................................................................              18.5               18.5
      Related party........................................................             252.1              168.7
   Accounts receivable:
      Others...............................................................              39.0               50.6
      Related parties......................................................              16.5               14.9
   Materials and supplies, at average cost.................................              29.7               30.1
   Other...................................................................                .5                 .6
                                                                                  -----------        -----------
                                                                                        392.0              317.6
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,309.0            3,314.2
   Less - Accumulated depreciation.........................................           2,124.1            2,110.0
                                                                                  -----------        -----------
                                                                                      1,184.9            1,204.2
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              50.2               47.6
      Other................................................................              78.1               78.1
   Deferred charges and other..............................................              21.0               28.4
                                                                                  -----------        -----------
                                                                                        149.3              154.1
                                                                                  -----------        -----------

                                                                                  $   1,726.2        $   1,675.9
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                          1997                1996
                                                                               ---------------     -------------
                                                                                  (Unaudited)

Current Liabilities:
   Capital lease obligations with related party............................       $     3.0          $     3.0
   Accounts payable:
      Others...............................................................            76.1              114.5
      Related parties......................................................             5.6               12.0
   Taxes on income.........................................................       (    18.3)         (    34.5)
   Other taxes.............................................................            16.5               21.2
   Provision for regulatory matters........................................           153.0              140.7
   Other...................................................................            29.2               21.6
                                                                                  ---------          ---------
                                                                                      265.1              278.5
                                                                                  ---------          ---------

Long-Term Debt ............................................................           497.8              497.8
                                                                                  ---------          ---------

Capital Lease Obligations with Related Party...............................             7.8                8.6
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           150.4              151.2
   Other deferred credits:
      Others...............................................................           136.0              130.5
      Related parties......................................................            23.1               23.2
                                                                                  ---------          ---------
                                                                                      309.5              304.9
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           179.7              119.8
                                                                                  ---------          ---------
                                                                                      646.0              586.1
                                                                                  ---------          ---------

                                                                                  $ 1,726.2          $ 1,675.9
                                                                                  =========          =========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

Revenues:
   Storage and transportation:
      Others............................................................................    $   188.5   $   178.7
      Related parties...................................................................          6.1         9.4
   Other revenues:
      Others............................................................................          4.5         8.9
      Related parties...................................................................         20.0        17.8
                                                                                            ---------   ---------
                                                                                                219.1       214.8
                                                                                            ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others............................................................................         69.8        90.7
      Related parties...................................................................         24.8        23.5
   Depreciation and amortization........................................................         13.3        13.5
   Interest expense.....................................................................         15.8        14.8
   Taxes on income......................................................................         35.5        27.0
                                                                                            ---------   ---------
                                                                                                159.2       169.5
                                                                                            ---------   ---------

Net Earnings............................................................................    $    59.9   $    45.3
                                                                                            =========   =========





                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                      1997            1996
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $    59.9        $   45.3
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         14.1            14.4
         Net decrease (increase) in working capital:
           Others..............................................................         29.4             3.9
           Related parties.....................................................    (     8.0)       (    5.5)
         Net change in other assets/liabilities................................          9.4            31.8
                                                                                   ---------        --------
           Total adjustments...................................................         44.9            44.6
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        104.8            89.9
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Increase in note receivable from related party..............................    (    83.4)       (   71.1)
   Capital expenditures........................................................    (    19.2)       (   17.9)
   Other.......................................................................           .1              .2
                                                                                   ---------        --------

         Net cash used in investing activities.................................    (   102.5)       (   88.8)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Retirement of related party capital lease obligations.......................    (      .8)       (     .8)
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (      .8)       (     .8)
                                                                                   ---------        --------

Net Increase in Cash and Cash Equivalents......................................          1.5              .3

Cash and Cash Equivalents at Beginning of Period...............................         34.2            22.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    35.7        $   23.2
                                                                                   =========        ========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position or results of operations.

      The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      The Company adopted Statement of Position 96-1 on Environmental Remediation Liabilities in 1997. The application of the new statement is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      ANR Pipeline is subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission ("FERC"), and had historically followed the reporting and accounting requirements of Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71"). Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. This accounting change has no direct effect on either the Company's ability to include the deferred items in future rate proceedings or on its ability to collect the rates set thereby.

      Under FAS No. 71, transactions which the Company had recorded differently than a non-regulated entity include the following: the Company (i) had capitalized the costs of equity funds used during construction, and (ii) had deferred purchase gas costs, contract reformation costs, postemployment/postretirement benefit costs and income tax reductions related to changes in federal and state income tax rates. Pursuant to the guidance contained in Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," the Company has eliminated from its consolidated balance sheet the effects of actions of regulators which had been recognized as regulatory assets and liabilities recorded pursuant to FAS No. 71, and has revalued certain other assets. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates.

      Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in other revenues amounted to $12.3 million and $10.6 million for the three-month periods ended March 31, 1997 and 1996, respectively. Cost of gas included in operation and maintenance amounted to $11.3 million and $22.7 million for the three-month periods ended March 31, 1997 and 1996, respectively.

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $6.8 million and $6.9 million for the three-month periods ended March 31, 1997 and 1996, respectively. Cash payments of income taxes amounted to $20.3 million and $18.1 million for the three-month periods ended March 31, 1997 and 1996, respectively.

2.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Federal Income Taxes:
         Currently payable..............................................................    $    37.5   $    35.5
         Deferred.......................................................................    (     5.3)  (    10.9)
                                                                                            ---------   ---------
                                                                                                 32.2        24.6
      State and City Income Taxes.......................................................          3.3         2.4
                                                                                            ---------   ---------
                                                                                            $    35.5   $    27.0
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

4.    Litigation, Environmental and Regulatory Matters

      Litigation Matters

      A natural gas producer has filed a claim on behalf of the U.S. government in the U.S. District Court for the District of Columbia under the federal False Claims Act. The Second Amended Complaint filed on May 24, 1996, against seventy
(70) defendants, including ANR Pipeline, alleges that the defendants' methods of measuring the heating content and volume of natural gas purchased from federally-owned or Indian properties have caused underpayment of royalties to the U.S. government. ANR Pipeline, together with the other pipeline defendants, filed a motion to dismiss. On March 27, 1997, the Court granted the motion and dismissed, without prejudice, the claims against the Company and most of the other pipeline defendants.

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

      Numerous lawsuits and other proceedings which have arisen in the ordinary course of business are pending or threatened against the Company or its subsidiaries. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the Company believes there are meritorious defenses to substantially all such claims and that any liability which may finally be determined should not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

      Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of approximately $4 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally,
                                      - 6 -
appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

      There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires owners or operators of property containing contamination above regulatory thresholds to diligently pursue remedial actions and exercise due care so that the property does not pose a threat to human health or the environment. The Company has designated internal staff and has retained environmental consultants to assess sites for which the Company may have due diligence or due care obligations.

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

      Regulatory Matters

      From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, the Company filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved the Company's refund allocation methodology and the Company, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of the Company's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions, but which will not take effect until the FERC has reviewed the exceptions that have been filed.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order. On remand, the FERC reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file a proposal for the level of costs to be allocated to interruptible transportation customers. The Company is reviewing its current level of such costs to determine the appropriate allocation to interruptible transportation customers. The Company and others have sought rehearing of this and other aspects of the Order on remand. Several persons, including ANR Pipeline, have separately appealed the rate and other aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

      The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of the
                                      - 7 -

Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision.

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

     In May 1997, certain of the Company's customers filed a motion with the FERC for immediate refund of approximately $77 million, which the customers claim the Company is holding in escrow. The refund claim is related to the Company's settlement with Dakota Gasification Company, which was recently approved by the FERC. The Company believes that the customers' claim is grossly overstated and will respond to the FERC, identifying the amounts which the Company is currently holding in escrow for refund to its customers.

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

      Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of approximately $4 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires owners or operators of property containing contamination above regulatory thresholds to diligently pursue remedial actions and exercise due care so that the property does not pose a threat to human health or the environment. The Company has designated internal staff and has retained environmental consultants to assess sites for which the Company may have due diligence or due care obligations.

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

      Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates. This accounting change has no direct effect on either the Company's ability to include the deferred items in future rate proceedings or on its ability to collect the rates set thereby. Elimination of the deferral of expenses and the amortization of regulatory assets is not expected to have a material adverse impact on financial results in future periods.

      The change in the Company's earnings for the three-month period ended March 31, 1997 in comparison to the same period in 1996 is a result of the following:

      Revenues. Storage and transportation revenues increased by $6.5 million for the three-month period ending March 31, 1997 as compared to the same period in 1996. The primary factors contributing to the increase were firm storage revenues of $5.5 million resulting from new contract startups in the latter part of 1996 and increased surcharge and other pass-through revenues of $3.8 million. These increases were partially offset by an increase in the provision for rate related contingencies of $1.9 million. Storage and transportation revenues included provisions for rate related contingencies of $6.3 and $4.4 million for the three-month periods ending March 31, 1997 and 1996, respectively.

      Other revenues decreased by $2.2 million for the three-month period ended March 31, 1997 as compared to the same period in 1996. The primary factors contributing to the decrease were reduced interest income of $4 million offset in part by additional revenues from investments in pipeline partnerships of $1.9 million.

      Operation and Maintenance. Operation and maintenance expenses decreased for the three-month period ended March 31, 1997 as compared to the same period in 1996 by $19.6 million. The decrease resulted from gas related deferrals and recovery amortizations of $6.6 million recorded in 1996 and reductions in above market gas purchases of $6.4 million, largely due to the implementation of the settlement in the Dakota Gasification Company proceedings, which became final in early 1997.

      Taxes on Income. Taxes on income increased for the three-month period ended March 31, 1997 as compared to the same period in 1996 by $8.5 million primarily due to an increase in pre-tax income.

Recent Authoritative Accounting Pronouncements

      The Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

      The Company adopted Statement of Position 96-1 on Environmental Remediation Liabilities in 1997. The application of the new statement is not expected to have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Item 2.B.         Other Developments.

      On March 27, 1997, the Company received the necessary FERC authorizations to construct and operate, at an estimated cost of $19.1 million, 11.9 miles of 42-inch loopline on ANR's pipeline system between Sandwich, Illinois and Bridgman, Michigan. The facilities will increase capacity by 135 MMcf per day and will alleviate the capacity constraints on that segment of the mainline system. The facilities are expected to be placed in service by the end of 1997.

      On March 31, 1997, ANR Pipeline and Transcontinental Gas Pipe Line Company ("Transco"), a subsidiary of The Williams Companies, filed an application with the FERC for a Certificate of Public Convenience and Necessity authorizing the construction and operation of a new interstate natural gas pipeline (the"Independence Pipeline") to serve markets for natural gas in the Eastern United States. As proposed, the Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial winter capacity of up to 900 MMcf per day. It would extend from the Company's existing compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania. Affiliates of ANR Pipeline and Transco would each own 50% of the estimated $630 million project. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

      In connection with the Independence Pipeline project, ANR Pipeline filed a companion application with the FERC on March 31, 1997, for a Certificate of Public Convenience and Necessity authorizing the construction and operation of approximately 72 miles of mainline looping and additional compression. The proposed expansion would link the Independence Pipeline with planned pipeline expansions designed to transport gas primarily from Canadian-producing regions into the Midwest. The proposed facilities will increase the transmission capacity on the Company's mainline between a point west of Joliet, Illinois and Defiance, Ohio by up to 750 MMcf per day. The facilities, as proposed, will provide additional west-to-east transportation service at an estimated cost of $124.8 million. The project is also planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)     Exhibits.

              (27) Financial Data Schedule.

          (b)     Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ANR PIPELINE COMPANY
                                                   (Registrant)

Date:  May 13, 1997                  By:         WILLIAM L. JOHNSON
                                        --------------------------------------
                                                 William L. Johnson
                                                   Vice President
                                                   and Controller
                                             (As Authorized Officer and
                                              Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                                       Description
-------------------------------------------------------------------------------
    27            Financial Data Schedule