Form 10-Q
period 1997-06-30
ANR PIPELINE CO
filed 1997-08-12
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

     As of July 31, 1997, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                     June 30,       December 31,
                                     ASSETS                                            1997             1996
                                                                                   ------------     ------------
                                                                                    (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................         $     24.3       $     34.2
   Notes receivable:
      Other................................................................                  -             18.5
      Related party........................................................              299.5            168.7
   Accounts receivable:
      Others...............................................................               22.9             50.6
      Related parties......................................................               13.3             14.9
   Materials and supplies, at average cost.................................               29.0             30.1
   Other...................................................................                 .7               .6
                                                                                    ----------       ----------
                                                                                         389.7            317.6
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,345.8          3,314.2
   Less - Accumulated depreciation.........................................            2,139.6          2,110.0
                                                                                    ----------       ----------
                                                                                       1,206.2          1,204.2
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               50.2             47.6
      Other................................................................               78.1             78.1
   Deferred charges and other..............................................               20.0             28.4
                                                                                    ----------       ----------
                                                                                         148.3            154.1
                                                                                    ----------       ----------

                                                                                    $  1,744.2       $  1,675.9
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                     June 30,       December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                             1997             1996
                                                                                   ------------     ------------
                                                                                   (Unaudited)

Current Liabilities:
   Capital lease obligations with related party............................         $     3.0        $     3.0
   Accounts payable:
      Others...............................................................              92.8            108.5
      Related parties......................................................               8.2             12.0
   Taxes on income.........................................................         (    47.7)       (    34.5)
   Other taxes.............................................................              19.5             21.2
   Provision for regulatory matters........................................             163.5            140.7
   Other...................................................................              21.7             21.6
                                                                                    ---------        ---------
                                                                                        261.0            272.5
                                                                                    ---------        ---------

Long-Term Debt ............................................................             497.8            497.8
                                                                                    ---------        ---------

Capital Lease Obligations with Related Party...............................               7.1              8.6
                                                                                    ---------        ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             157.1            151.2
   Other deferred credits:
      Others...............................................................             123.5            136.5
      Related parties......................................................              21.6             23.2
                                                                                    ---------        ---------
                                                                                        302.2            310.9
                                                                                    ---------        ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................                .1               .1
   Additional paid-in capital..............................................             466.2            466.2
   Retained earnings.......................................................             209.8            119.8
                                                                                    ---------        ---------
                                                                                        676.1            586.1
                                                                                    ---------        ---------

                                                                                    $ 1,744.2        $ 1,675.9
                                                                                    =========        =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ----------------------  ----------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------  ----------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    144.2  $    142.1   $   332.7   $   320.8
      Related parties...........................................          2.9         3.6         9.0        13.0
   Other revenues:
      Others....................................................          4.4        11.5         8.9        20.4
      Related parties...........................................         14.4        16.3        34.4        34.1
                                                                   ----------  ----------   ---------   ---------
                                                                        165.9       173.5       385.0       388.3
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         65.9        74.9       135.7       165.6
      Related parties...........................................         22.6        24.0        47.4        47.5
   Depreciation and amortization................................         14.1        13.6        27.4        27.1
   Interest expense.............................................         15.7        14.7        31.5        29.5
   Taxes on income..............................................         17.5        17.4        53.0        44.4
                                                                   ----------  ----------   ---------   ---------
                                                                        135.8       144.6       295.0       314.1
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     30.1  $     28.9   $    90.0   $    74.2
                                                                   ==========  ==========   =========   =========


                See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   -------------------------
                                                                                      1997            1996
                                                                                   ----------       --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $    90.0        $   74.2
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         28.9            28.7
         Net decrease (increase) in working capital:
           Others..............................................................         46.7        (    9.8)
           Related parties.....................................................    (     2.2)            1.6
         Net decrease (increase) in other assets/liabilities:
           Others..............................................................    (     1.3)           18.9
           Related parties.....................................................    (     1.6)            2.0
                                                                                   ---------        --------
         Total adjustments.....................................................         70.5            41.4
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        160.5           115.6
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from:
      Others...................................................................         18.5               -
      Related party............................................................    (   130.8)           72.4
   Capital expenditures........................................................    (    56.5)       (   36.1)
   Other.......................................................................    (      .1)            2.0
                                                                                   ---------        --------

        Net cash (used in) provided by investing activities....................    (   168.9)           38.3
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Retirement of related party capital lease obligations.......................    (     1.5)       (    1.5)
   Common stock dividends paid.................................................            -        (  150.0)
                                                                                   ---------        --------

        Net cash (used in) financing activities................................    (     1.5)       (  151.5)
                                                                                   ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................    (     9.9)            2.4

Cash and Cash Equivalents at Beginning of Period...............................         34.2            22.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $    24.3        $   25.3
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows.

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

     Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in other revenues amounted to $7.7 million and $20 million for the three- and six-month periods ended June 30, 1997, respectively, and $8.5 million and $19.1 million for the same periods in 1996, respectively. Cost of gas included in operation and maintenance amounted to $6 million and $17.3 million for the three- and six-month periods ended June 30, 1997 and $14.6 million and $37.3 million for the same periods in 1996, respectively.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $25.5 million and $25.9 million for the six-month periods ended June 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $60.8 million and $59.1 million for the six-month periods ended June 30, 1997 and 1996, respectively.

2. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable......................................   $     13.1  $     22.0   $    50.6   $    57.5
         Deferred...............................................          2.7  (      6.3)  (     2.6)  (    17.2)
                                                                   ----------  ----------   ---------   ---------
                                                                         15.8        15.7        48.0        40.3
      State and City Income Taxes...............................          1.7         1.7         5.0         4.1
                                                                   ----------  ----------   ---------   ---------
                                                                   $     17.5  $     17.4   $    53.0   $    44.4
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

     Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates capital expenditures of approximately $4 million per year over the next several years in order to comply with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order. On remand, the FERC reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers. The Company is reviewing its current level of such costs to determine the appropriate allocation to interruptible transportation customers, and will make the required compliance filing in August 1997. The Company and others have sought rehearing of this and other aspects of the Order on remand. Several persons have separately appealed the rate aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court.

     The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect an $85.7 million increase in the cost of service underlying that approved and a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. Settlement discussions are also taking place among the parties.

     The FERC has also issued a series of orders in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, the Company filed with the FERC to increase its discount recovery adjustment in its pending rate proceeding. The Company also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above.

     In May 1997, certain of the Company's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to the Company's settlement with Dakota Gasification Company. The Company has responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, the Company paid such refunds (totaling $21.1 million) to its customers, which amount is subject to further proceedings before the FERC.

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


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward- looking statements reflecting the Company's expectations in the near future; however, many factors which may affect the actual results, including natural gas prices, market conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     General. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates capital expenditures of approximately $4 million per year over the next several years in order to comply with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     The change in the Company's earnings for the three- and six-month periods ended June 30, 1997 in comparison to the same periods in 1996 is a result of the following:

     Revenues. Storage and transportation revenues increased for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 by $1.4 million and $7.9 million, respectively. The primary factor contributing to the increase was firm storage revenues of $3.2 million and $8 million for the three- and six-month periods, respectively, resulting from new contract startups in the latter part of 1996. Additionally, increased surcharge and other pass-through revenues contributed $1.7 million and $5.2 million for the three- and six-month periods, respectively. These increases were offset in part by continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates. Storage and transportation revenues included provisions for rate related contingencies of $13.6 million and $12.6 million for the six-month periods ended June 30, 1997 and 1996, respectively.

     Other revenues decreased for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 by $9 million and $11.2 million, respectively. These decreases include reduced interest income of $3.3 million and $6.8 million, respectively, and gains on the sale of certain assets which were recorded in 1996. These decreases were offset in part by additional revenues from investments in pipeline partnerships of $1.3 million and $3.7 million for the three- and six-month periods, respectively.

     Operation and Maintenance. Operation and maintenance expenses decreased for the three- and six-month periods ended June 30, 1997 as compared to the same periods in 1996 by $10.4 million and $30 million, respectively. These decreases were primarily due to gas related deferrals and recovery amortizations recorded in 1996 of $4.4 million and $12 million and reductions in contract prices, which were largely due to the implementation of the Dakota Gasification Company settlement in early 1997, of $3.8 million and $8 million, respectively. Also contributing to the decreases were lower transmission expenses of $3.1 million and $4.3 million for the same periods, respectively.

     Taxes on Income. Taxes on income increased for the six-month period ended June 30, 1997 as compared to the same period in 1996 by $8.6 million primarily due to increased pre-tax income during the first quarter of 1997.

Item 2.B. Other Developments.

     In July 1997, Independence Pipeline Company, a general partnership formed of wholly-owned subsidiaries of the Company and Transcontinental Gas Pipe Line Corporation ("Transco"), reached an agreement in principle with National Fuel Gas Supply Corporation ("National"), pursuant to which National will join as an equal partner in the development of the new interstate natural gas pipeline (the "Independence Pipeline"), with an estimated cost of $630 million. As proposed, the Independence Pipeline would consist of approximately 370 miles of 36-inch diameter pipe, with an initial winter capacity of up to 900 Mmcf per day, and would serve markets for natural gas in the Eastern United States. It would extend from the Company's compressor station at Defiance, Ohio, to Transco's facilities at Leidy, Pennsylvania. The Independence Pipeline is planned to be in service November 1999, subject to receipt of satisfactory regulatory approvals.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

     (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ANR PIPELINE COMPANY
                                                     (Registrant)

Date:  August 12, 1997                By:         WILLIAM L. JOHNSON
                                         ------------------------------------
                                                  William L. Johnson
                                                 Senior Vice President
                                                     and Controller
                                              (As Authorized Officer and
                                               Chief Accounting Officer)