Form 10-Q
period 1997-09-30
ANR PIPELINE CO
filed 1997-11-12
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 1997, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                                     ASSETS                                         1997                1996
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $       3.4        $      34.2
   Note receivable:
      Other................................................................               -                 18.5
      Related party........................................................             339.4              168.7
   Accounts receivable:
      Others...............................................................              19.4               50.6
      Related parties......................................................               9.9               14.9
   Materials and supplies, at average cost.................................              27.8               30.1
   Other...................................................................                .7                 .6
                                                                                  -----------        -----------
                                                                                        400.6              317.6
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,357.3            3,314.2
   Less - Accumulated depreciation.........................................           2,142.1            2,110.0
                                                                                  -----------        -----------
                                                                                      1,215.2            1,204.2
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              48.4               47.6
      Other................................................................              78.3               78.1
   Deferred charges and other..............................................              25.3               28.4
                                                                                  -----------        -----------
                                                                                        152.0              154.1
                                                                                  -----------        -----------

                                                                                  $   1,767.8        $   1,675.9
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                 September 30,      December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                          1997                1996
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Liabilities:
   Capital lease obligations with related party............................       $       3.0        $       3.0
   Accounts payable:
      Others...............................................................              64.4              108.5
      Related parties......................................................               5.4               12.0
   Taxes on income.........................................................       (      45.2)       (      34.5)
   Other taxes.............................................................              24.3               21.2
   Provision for regulatory matters........................................             174.4              140.7
   Other...................................................................              30.9               21.6
                                                                                  -----------        -----------
                                                                                        257.2              272.5
                                                                                  -----------        -----------

Long-Term Debt ............................................................             497.8              497.8
                                                                                  -----------        -----------

Capital Lease Obligations with Related Party...............................               6.4                8.6
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             157.7              151.2
   Other deferred credits:
      Others...............................................................             122.2              136.5
      Related parties......................................................              21.5               23.2
                                                                                  -----------        -----------
                                                                                        301.4              310.9
                                                                                  -----------        -----------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................                .1                 .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             238.7              119.8
                                                                                  -----------        -----------
                                                                                        705.0              586.1
                                                                                  -----------        -----------

                                                                                  $   1,767.8        $   1,675.9
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                     Three Months Ended       Nine Months Ended
                                                                        September 30,           September 30,
                                                                   ----------------------   ---------------------
                                                                      1997        1996        1997         1996
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    140.7  $    133.8   $   473.4   $   454.6
      Related parties...........................................          1.4         3.1        10.4        16.1
   Other revenues:
      Others....................................................          6.0         6.6        15.5        27.4
      Related parties...........................................         15.0        17.0        49.4        51.1
                                                                   ----------  ----------   ---------   ---------
                                                                        163.1       160.5       548.7       549.2
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         65.2        72.5       201.4       238.2
      Related parties...........................................         22.4        25.5        69.8        73.0
   Depreciation and amortization................................         13.7        13.6        41.1        40.7
   Interest expense.............................................         15.7        14.9        47.3        44.7
   Taxes on income..............................................         17.3        12.5        70.3        56.9
                                                                   ----------  ----------   ---------   ---------
                                                                        134.3       139.0       429.9       453.5
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     28.8  $     21.5   $   118.8   $    95.7
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                       1997          1996
                                                                                    ----------    ----------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $   118.8        $   95.7
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         43.2            43.1
         Net decrease (increase) in working capital:
           Others..............................................................         50.9             8.7
           Related parties.....................................................    (     1.6)            1.2
         Net decrease in other assets/liabilities:
           Others..............................................................    (     4.6)           40.9
           Related parties.....................................................    (     2.8)       (   13.4)
                                                                                   ---------        --------
         Total adjustments.....................................................         85.0            80.5
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        203.9           176.2
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from:
      Others...................................................................         18.5               -
      Related party............................................................    (   170.7)           40.1
      Capital expenditures.....................................................    (    80.3)       (   60.5)
      Other....................................................................            -             2.1
                                                                                   ---------        --------

         Net cash used in investing activities.................................    (   232.5)       (   18.3)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Retirement of related party capital lease obligations.......................    (     2.2)       (    2.2)
   Common stock dividends paid.................................................            -        (  150.0)
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (     2.2)       (  152.2)
                                                                                   ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................    (    30.8)            5.7

Cash and Cash Equivalents at Beginning of Period...............................         34.2            22.9
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     3.4        $   28.6
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

     Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in other revenues amounted to $7.9 million and $27.9 million for the three- and nine-month periods ended September 30, 1997, respectively, and $8.5 million and $27.6 million for the same periods in 1996, respectively. Cost of gas included in operation and maintenance amounted to $6.1 million and $23.3 million for the three- and nine-month periods ended September 30, 1997 and $14.3 million and $51.1 million for the same periods in 1996, respectively.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $31.3 million and $32.7 million for the nine-month periods ended September 30, 1997 and 1996, respectively. Cash payments for income taxes amounted to $75.2 million and $83.1 million for the nine-month periods ended September 30, 1997 and 1996, respectively.

2. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   --------------------     -------------------
                                                                     1997        1996        1997         1996
                                                                   --------     -------     -------     -------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable....................................     $   13.9     $  16.0     $  64.5     $  73.5
         Deferred.............................................          1.6     (   4.6)    (   1.0)    (  21.8)
                                                                   --------     -------     -------     -------
                                                                       15.5        11.4        63.5        51.7
      State and City Income Taxes.............................          1.8         1.1         6.8         5.2
                                                                   --------     -------     -------     -------
                                                                   $   17.3     $  12.5     $  70.3     $  56.9
                                                                   ========     =======     =======     =======

3. Common Stock

     All of the issued and outstanding common stock of the Company is owned by American Natural Resources Company, a wholly-owned subsidiary of Coastal Natural Gas Company. Coastal Natural Gas Company is a wholly-owned subsidiary of The Coastal Corporation ("Coastal"). Therefore, earnings and cash dividends per common share have no significance and are not presented.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in six Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $60 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $0.3 million.

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

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992) and remanded to the FERC, for further consideration, certain limited aspects of the Order. On remand, the FERC reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers. The Company reviewed its current level of such costs to determine the appropriate allocation to interruptible transportation customers, and made the required compliance filing in August 1997, which is subject to further proceedings before the FERC. The Company and others have sought rehearing of this and other aspects of the Order on remand. Several persons have separately appealed the rate aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court. If the rate case settlement discussed below is approved, these appeals will be voluntarily dismissed.

     The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994, which rates are currently in effect, subject to refund. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, the Company filed a comprehensive settlement that will, if approved, resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement, the Company agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of the Company's currently filed rates if the settlement is not approved. By order issued October 31, 1997, FERC authorized the Company to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. The FERC is expected to act on the settlement in early 1998.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in six Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $60 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $0.3 million.

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

     The change in the Company's earnings for the three- and nine-month periods ended September 30, 1997 in comparison to the corresponding periods in 1996 is a result of the following:

     Revenues. Storage and transportation revenues increased for the three-and nine-month periods ended September 30, 1997 as compared to the same periods in 1996 by $5.2 million and $13.1 million, respectively. The primary factor contributing to the increases was firm storage revenue increases of $3.9 million and $10.9 million for the three-and nine-month periods, respectively, resulting from new contract startups in the latter part of 1996 and the third quarter of 1997. Additionally, increased surcharge and other pass-through revenues of $2.9 million and $8.7 million for the three-and nine-month periods, respectively, contributed to the increase. These increases were offset in part by reduced rates charged to customers as a result of continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates. Storage and transportation revenues included provisions for rate related contingencies of $23.7 million and $29.4 million for the nine-month periods ended September 30, 1997 and 1996, respectively.

     Other revenues decreased for the three-and nine-month periods ended September 30, 1997 as compared to the same periods in 1996 by $2.6 million and $13.6 million, respectively. These decreases were primarily due to reduced interest income of $0.6 million and $7.4 million respectively, reduced revenue from investments in pipeline partnerships of $1.8 million in the third quarter of 1997, and gains on the sale of certain assets which were recorded in 1996.

     Operation and Maintenance. Operation and maintenance expenses decreased for the three-and nine-month periods ended September 30, 1997 as compared to the same periods in 1996 by $10.4 million and $40 million, respectively. These decreases were primarily due to gas related deferrals and recovery amortizations recorded in 1996 of $1.2 million and $13.2 million and reductions in contract prices, which were largely due to the implementation of the Dakota Gasification Company settlement in early 1997, of $6.6 million and $14.6 million, respectively. Also contributing to this decrease were lower transmission expenses of $1 million and $7.5 million for the same periods, respectively.

     Taxes on Income. Taxes on income increased for the three-and nine-month periods ended September 30, 1997 as compared to the same periods in 1996 by $4.8 million and $13.4 million primarily due to increased pre-tax income.

Item 2.B. Other Developments.

     In September 1997, Coastal announced its acquisition, through various subsidiaries, of an 11% equity and capacity interest in the Alliance Pipeline Project. The Alliance Pipeline Project is a proposed 1,900-mile pipeline designed to carry 1.325 billion cubic feet of natural gas per day and associated liquids from western Canada to the Chicago-area market center. The Alliance Pipeline will interconnect with, among other pipelines, the Company's proposed SupplyLink Project, which consists of the construction of approximately 72 miles of mainline looping and additional compression of the Company's existing mainline from a point west of Joliet, Illinois to Defiance, Ohio. The proposed Independence Pipeline, of which a subsidiary of ANR Pipeline owns a general partnership interest, will interconnect with the SupplyLink Project at Defiance, Ohio and will extend to the Leidy, Pennsylvania facilities of Transcontinental Gas Pipe Line Corporation. The proposed in-service date of the SupplyLink and Independence Pipeline Projects is November 1999 and the proposed in-service date of the Alliance Pipeline is 1999, with all in-service dates subject to receipt of satisfactory regulatory approvals.

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

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         (27) Financial Data Schedule.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ANR PIPELINE COMPANY
                                                         (Registrant)

Date:  November 12, 1997                   By:        WILLIAM L. JOHNSON
                                              ---------------------------------
                                                      William L. Johnson
                                                     Senior Vice President
                                                        and Controller
                                                  (As Authorized Officer and
                                                   Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
--------------------------------------------------------------------------------

  27           Financial Data Schedule