Form 10-K
period 1997-12-31
ANR PIPELINE CO
filed 1998-03-30
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1997 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________

Commission file number 1-7320


                              ANR PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                           38-1281775
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        500 Renaissance Center,
           Detroit, Michigan                                   48243-1902
Address of principal executive offices)                        (Zip Code)

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

                           ---------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 11, 1998, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

Documents incorporated by reference: None

                               TABLE OF CONTENTS

Item No.                                                                  Page

         Glossary.........................................................(ii)

                                     PART I

  1.     Business.........................................................   1
             Introduction.................................................   1
             Natural Gas System...........................................   1
                 Operations...............................................   1
                     General..............................................   1
                     Transportation Services..............................   1
                     Gas Storage..........................................   2
                     Competition..........................................   2
                 Producing Area Deliverability............................   3
                 Regulations Affecting Gas System.........................   3
                     General..............................................   3
                     Rate Matters.........................................   4
                 Environmental............................................   5
  2.     Properties.......................................................   6
  3.     Legal Proceedings................................................   6
  4.     Submission of Matters to a Vote of Security Holders..............   6

                                     PART II

  5.     Market for the Registrant's Common Equity and Related
         Stockholder Matters..............................................   7
  6.     Selected Financial Data..........................................   7
  7.     Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   7
  7A.    Quantitative and Qualitative Disclosures About Market Risk.......   8
  8.     Financial Statements and Supplementary Data......................   8
  9.     Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   8

                                    PART III

  10.    Directors and Executive Officers of the Registrant...............   9
  11.    Executive Compensation...........................................  11
  12.    Security Ownership of Certain Beneficial Owners and Management...  19
  13.    Certain Relationships and Related Transactions...................  22

                                     PART IV

  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..  23



                                       (i)

                                    GLOSSARY

"ANR" means American Natural Resources Company
"ANR Pipeline" or the "Company" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company
"Bcf" means billion cubic feet
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" means Colorado Interstate Gas Company
"Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FAS No. 71" means Statement of Financial Accounting Standards No. 71,
       "Accounting for the Effects of Certain Types of Regulation"
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership in which affiliates of the Company have a 50% ownership interest.
"HIOS" means High Island Offshore System
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services.
"UTOS" means U-T Offshore System
"working gas" means that volume of gas available for withdrawal from natural gas storage fields and for use by the Company's customers


NOTES:

This Annual Report includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1. Business.

                                  INTRODUCTION

     ANR Pipeline is a Delaware corporation organized in 1945. All of ANR Pipeline's outstanding common stock is owned by ANR. ANR is a direct, wholly owned subsidiary of Coastal Natural Gas, and an indirect subsidiary of Coastal. ANR Pipeline owns and operates an interstate natural gas pipeline system. At December 31, 1997, the Company had 1,844 employees engaged in the operation of ANR Pipeline and 143 employees engaged in the operation of HIOS, UTOS and Empire.



                               NATURAL GAS SYSTEM

OPERATIONS

General

     The Company is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas, Wisconsin and offshore in federal waters. The Company operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS and UTOS, general partnerships composed of ANR Pipeline subsidiaries and subsidiaries of other companies. The Company also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of the Company has a 50% interest.

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

     The Company's principal pipeline facilities at December 31, 1997 consisted of 10,611 miles of pipeline and 75 compressor stations with 1,030,069 installed horsepower. At December 31, 1997, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.9 Bcf per day.

Transportation Services

     The Company offers an array of "unbundled" transportation, storage and balancing service options under Order 636. Additional information concerning Order 636 is set forth in "Regulations Affecting Gas System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation and exchange arrangements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $497 million for 1997 compared to $510 million for 1996 and $572 million for 1995. During 1997, approximately 28% of the Company's transportation service revenues were from its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1997, ANR Pipeline provided approximately 70% and 30% of the total gas requirements of Wisconsin and Michigan, respectively.

     ANR Pipeline's system deliveries for the years 1997, 1996 and 1995 were as follows:

                           Total System                 Daily Average
          Year              Deliveries                System Deliveries
          ----             ------------               -----------------
                              (Bcf)                         (MMcf)

          1997                1,424                           3,901
          1996                1,517                           4,145
          1995                1,404                           3,847

     ANR Pipeline held an open season for pipeline capacity bids in 1997 called the "10-cent Solution" that resulted in precedent agreements totaling 190 MMcf per day of new transportation service for the Chicago-to-Wisconsin area markets. In connection with these new agreements, the Company filed with the FERC to construct 11.4 miles of 30-inch looping and a meter station in Wisconsin. The proposed facilities will provide an additional 120 MMcf per day of capacity into Wisconsin from the Chicago area, with an anticipated completion in late 1998, subject to receipt of satisfactory regulatory approvals.

     In September 1997, Coastal acquired both an 11% equity and capacity position in the corporations and partnerships comprising the Alliance Pipeline Project and subsequently increased its equity participation to 14.4% in February 1998. The Alliance Pipeline Project is a proposed 1,900-mile pipeline initially designed to carry 1.325 Bcf of natural gas per day and associated liquids from western Canada to the Chicago-area market center. The Alliance Pipeline will interconnect with, among other pipelines, the Company's proposed SupplyLink Project, which consists of the construction of approximately 73 miles of mainline looping and an increase in the transmission capacity on the Company's mainline between a point west of Joliet, Illinois and Defiance, Ohio by up to 750 MMcf per day. The proposed Independence Pipeline, of which a subsidiary of ANR owns a one-third general partnership interest, will interconnect with the SupplyLink Project at Defiance, Ohio and will extend to the Leidy, Pennsylvania facilities of Transcontinental Gas Pipe Line Corporation and other interstate pipelines. The proposed Independence Pipeline project consists of the construction of 400 miles of 36-inch diameter pipe, with a designed delivery capacity of 917 MMcf per day in the summer and 1,001 MMcf per day during the winter.

Gas Storage

     ANR Pipeline has approximately 208 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf as late as the end of February. Working gas storage capacity operated by ANR Pipeline of 133 Bcf is available from seven owned and eight leased underground storage facilities in Michigan. In addition, the Company has the contracted rights for 75.4 Bcf of working gas storage capacity of which 45.4 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage. Gas storage revenues amounted to $146 million for 1997 as compared to $131 million for both 1996 and 1995.

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

     In recent years, the FERC has issued orders which have resulted in more competition within the natural gas industry. This competition has intensified, resulting in more rate competition among pipelines in order to increase and maintain market share and maximize capacity utilization. ANR Pipeline's transportation, storage and balancing services are influenced by its customers' access to alternative service providers and the price of such services. The FERC's orders have also resulted in competition between the Company and its customers by allowing the customers to resell their unused capacity.

     The Company competes in its historical market areas of Wisconsin and Michigan with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The Company also faces competition in the Northeast markets from other interstate pipelines in serving electric generation and local distribution companies. Increasingly, ANR Pipeline also competes with independent producers and other companies seeking to construct interstate transmission facilities and with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.


PRODUCING AREA DELIVERABILITY

     Shippers on ANR Pipeline have direct access to the two most prolific gas producing areas in the United States, the Gulf Coast and Midcontinent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U.
S. Department of Energy, indicate that approximately 80% of all natural gas in the lower 48 states is produced from these two areas.

     In addition, interconnecting pipelines provide shippers, in general, with access to all other major gas producing areas in the United States and Canada. An interconnection with Colorado, an affiliate of ANR Pipeline, provides ANR Pipeline shippers with access to the Rocky Mountain producing area. Rocky Mountain production contributes approximately 14% of total gas production in the lower 48 states. Gas produced in Western Canada, nearly 100% of all Canadian gas production, is accessible to ANR Pipeline shippers through interconnections with Great Lakes and Viking Gas Transmission Company.

     Gas deliverability available to shippers on ANR Pipeline's system from the Midcontinent and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,200 MMcf per day. An additional 203 MMcf per day of deliverability is accessible to shippers on Company-owned or partially owned pipeline segments not directly connected to an ANR Pipeline mainline.

     The Company remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1997, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 1,400 MMcf per day to total deliverability accessible to shippers on the Company's pipeline system.


REGULATIONS AFFECTING GAS SYSTEM

General

     Under the NGA, the FERC has jurisdiction over ANR Pipeline as to transportation, storage, sales and balancing of gas, rates and charges, construction of new facilities, extension or abandonment of service and facilities, accounts and records, depreciation and amortization policies and certain other matters. ANR Pipeline holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

     ANR Pipeline is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Operations on United States government land are regulated by the Department of the Interior.

     On January 31, 1996, the FERC issued a "Statement of Policy and Request for Comments" ("Policy") with respect to a pipeline's ability to negotiate and charge rates for individual customers' services which would not be limited to the "cost-based" rates established by the FERC in traditional rate making. Under this Policy, a pipeline and a customer will be allowed to negotiate a contract which provides for rates and charges that exceed the pipeline's posted maximum tariff rates, provided that the shipper agreeing to such negotiated rates has the ability to elect to receive service at the pipeline's posted maximum rate (known as a "recourse rate"). To implement this Policy, a pipeline must make an initial tariff filing with the FERC to indicate that it intends to contract for services under this Policy, and subsequent tariff filings will indicate each time the pipeline negotiates a rate for service which exceeds the recourse rate. The FERC is also considering comments on whether this "negotiated rate" program should be extended to other terms and conditions of pipeline transportation services.

     On July 31, 1996, the FERC also issued a "Notice of Proposed Rulemaking" requesting comments on various aspects of secondary market transactions on interstate natural gas pipelines, including the comparability of pipeline capacity with released capacity. The matter is pending review, following rounds of extensive public comments.

     In late 1997, the FERC initiated a public conference in order to solicit comments from interested parties addressing the financial health of the pipeline industry in the new competitive environment created by Order 636. Among other things, the FERC is reviewing its current policies for setting the rates of return on pipeline investment for possible improvements.

Rate Matters

     All of the Company's service options are subject to rate regulation by the FERC. Under the NGA, ANR Pipeline must file with the FERC to establish or adjust its service rates. The FERC may also initiate proceedings to determine whether the Company's rates are "just and reasonable."

     From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, the Company filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved the Company's refund allocation methodology and the Company, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of the Company's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions. On March 12, 1998, the FERC affirmed the Initial Decision in almost all aspects. Parties may seek rehearing in thirty days.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. On remand, the FERC (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from twenty years to five years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. The Company and others have sought rehearing of certain aspects of the Order on remand. Further, the Company's compliance filing regarding the level of costs to be allocated to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC. Several persons have also separately appealed the rate aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court. Since the approved rate case settlement discussed below has become effective, these appeals will be voluntarily dismissed.

     The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, the Company filed a comprehensive settlement that will resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement, the Company agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of the Company's currently filed rates (subject to refund) if the settlement is not approved. By order issued October 31, 1997, the FERC authorized the Company to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service. The FERC also addressed two of the three reserved matters that the parties had requested it decide on the merits. On March 16, 1998, the Company filed written notification with the FERC that the order on the settlement was acceptable to the Company and all parties, and the settlement became effective as of such date. The approved settlement includes a stipulation that the Company will refund $66.6 million, which includes interest, for rates collected during the period its proposed rates were in effect. Pursuant to the settlement, all refunds must be remitted within thirty days of the effective date. During the period the proposed rates were in effect, the Company estimated and recorded provisions for potential rate refunds, which exceed the final refund requirements.

     The FERC has also issued a series of orders in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, the Company filed with the FERC to increase its discount recovery adjustment in its rate proceeding. The Company also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above. As a result of the rate case settlement described above, the Company can no longer pursue such judicial review of the specific orders involved.

     In May 1997, certain of the Company's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to the Company's settlement with Dakota Gasification Company. The Company responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, the Company paid such refunds (totaling $21.1 million) to its customers. On December 2, 1997, the FERC issued an order rejecting the customers' claims, and found that the Company had properly calculated the level of refunds due to the customers. The FERC's decision on this matter is now final because the customers did not seek rehearing.

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


ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.8 million in 1997 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health.

     Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

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

Item 3. Legal Proceedings.

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company will file responsive pleadings denying these allegations.

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

Item 6. Selected Financial Data.

     The following selected financial data (in millions of dollars) for the periods indicated is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, as adjusted for minor reclassifications. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                         1997        1996        1995         1994        1993
                                                      ---------   ---------    ---------   ---------   ---------
Operating Revenues:
   Storage and transportation.......................  $   642.7   $   642.2    $   705.5   $   706.3   $   634.7
   *Gas sales.......................................          -           -            -           -       603.5
   Other revenues...................................       87.0       121.4        116.0       135.8        33.6
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $   729.7   $   763.6    $   821.5   $   842.1   $ 1,271.8
                                                      =========   =========    =========   =========   =========
Earnings Before Extraordinary Item..................  $   168.9   $   140.3    $   151.3   $   152.1   $   157.0
                                                      =========   =========    =========   =========   =========
**Net Earnings (Loss)...............................  $   168.9   $(  23.6)    $   151.3   $   152.1   $   157.0
                                                      =========   ========     =========   =========   =========
Dividends Declared on Common Stock..................  $    95.0   $   300.0    $    30.1   $   331.0   $    33.7
                                                      =========   =========    =========   =========   =========

Total Assets........................................  $ 1,813.8   $ 1,743.8    $ 2,049.4   $ 1,858.6   $ 1,920.3
                                                      =========   =========    =========   =========   =========
Capital Structure:
   Common stock and other stockholder's
      equity........................................  $   660.0   $   586.1    $   909.7   $   788.5   $   969.3
   Mandatory redemption cumulative
      preferred stock...............................          -           -            -           -        26.0
   Long-term debt and capital lease
      obligations...................................      503.5       506.4        509.3       437.0       374.0
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $ 1,163.5   $ 1,092.5    $ 1,419.0   $ 1,225.5   $ 1,369.3
                                                      =========   =========    =========   =========   =========

     Since all of the outstanding common stock of ANR Pipeline is owned by ANR, earnings and cash dividends per common share have no significance and are not presented.

     *On November 1, 1993, the Company implemented Order 636. The Order required significant changes in the services provided by ANR Pipeline and resulted in the elimination of the Company's merchant service effective with the implementation date. As a consequence, the Company is no longer a seller of natural gas to resale customers.

     **Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. As a result, the Company recorded an extraordinary charge to income of $163.9 million in 1996. Additional information is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements included herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-4 herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of ANR Pipeline as of March 11, 1998, were as follows:

   Name (Age), Year First Elected          Positions and Offices
      Director and/or Officer              with the Registrant
---------------------------------------    -------------------------------------
Jeffrey A. Connelly (51), 1988 and 1983    President, Chief Executive Officer
                                             and Director
David A. Arledge (53), 1994                Director
Harold Burrow (83), 1994                   Director
Richard A. Lietz (52), 1994 and 1984       Executive Vice President, Chief
                                             Operating Officer and Director
Jon R. Whitney (53), 1996                  Director
Coby C. Hesse (50), 1994                   Executive Vice President
Stanley A. Babiuk (46), 1989               Senior Vice President
Daniel F. Collins (56), 1986               Senior Vice President
Donald H. Gullquist (54), 1994             Senior Vice President
Wilbur A. Hitchcock (49), 1994             Senior Vice President
William L. Johnson (40), 1991              Senior Vice President
John P. Lucido (50), 1988                  Senior Vice President
Rebecca H. Noecker (46), 1989              Senior Vice President and General
                                             Counsel
Austin M. O'Toole (62), 1985               Senior Vice President and Assistant
                                             Secretary
Scott P. Anger (53), 1990                  Vice President
Michael J. Armiak (50), 1996               Vice President
Daniel M. Ives (50), 1995                  Vice President
Thomas E. Jackson, Jr. (58), 1994          Vice President
Richard H. Leehr (48), 1991                Vice President
Michael B. Lobin (48), 1991                Vice President
Ronald D. Matthews (50), 1994              Vice President and Treasurer
Lynn M. Nichols (51), 1995                 Vice President
Dennis J. Paruch (52), 1984                Vice President
Ann E. Raden (41), 1996                    Vice President
Elias A. Shaptini (67), 1981               Vice President
Stephen B. Shaw (47), 1997                 Vice President
Michael J. Whims (51), 1996                Vice President
Michael J. Williams (51), 1996             Vice President
Frederick H. Clark (69), 1984              Secretary
Hubert W. Pipkin (45), 1997                Assistant Vice President and
                                             Controller

      The above named persons bear no family relationship to each other, except that Wilbur A. Hitchcock and Rebecca H. Noecker are first cousins. The respective terms of office of the directors and officers expire coincident with ANR Pipeline's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1998. Each of the directors and officers named above have been directors or officers of ANR Pipeline, Colorado and/or Coastal or subsidiaries thereof for five years or more except for the following:

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

      Mr. Ives was elected Vice President of the Company in September 1995. Prior to joining the Company, he was General Manager - Rates for Algonquin Gas Transmission Company, a unit of Duke Energy Corporation (formerly PanEnergy
Corp) since 1992 and prior thereto, he was Director of Rates and Regulatory Affairs for Washington Gas Light Company since 1976.

      Ms. Nichols was elected Vice President in January 1995. Most recently she served as Director - Application and Maintenance for Whirlpool Corporation, where she worked for more than four years. Prior thereto, she served in various capacities for the Pillsbury Corporation for 21 years.

      Mr. Pipkin was elected Assistant Vice President and Controller of the Company in December 1997. Prior to joining the Company, Mr. Pipkin spent
13 years with The Philadelphia Coca-Cola Bottling Co, where he most recently served as corporate controller and assistant treasurer.

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

      Mr. Shaw was elected Vice President of ANR Pipeline in August 1997. Mr. Shaw most recently was a principal with CSC Planmetrics, a management consulting firm in Chicago, and prior to that, he served in various increasingly responsible positions from 1979 to 1994 at Michigan Consolidated Gas Company in Detroit.

      Mr. Whims was elected Vice President of the Company in January 1996. He has served in various capacities with ANR Storage since 1979.

      Mr. Williams was elected Vice President of the Company in January 1996. He has served in various capacities with the Company since 1969.

Item 11.   Executive Compensation.

      ANR Pipeline is an indirect, wholly owned subsidiary of Coastal. Information concerning the cash compensation and certain other compensation of the directors and officers of Coastal is contained in this section.

      The following table sets forth information for the fiscal years ended December 31, 1997, 1996 and 1995 as to cash compensation paid by Coastal and its subsidiaries, as well as certain other compensation paid or accrued for those years, to Coastal's Chief Executive Officer ("CEO") and its five other most highly compensated executive officers (the "Named Executive Officers").

                                            Summary Compensation Table

                                                                             Long Term Compensation
                                                                         ------------------------------
                                     Annual Compensation<F1>                Awards           Payouts
                             ----------------------------------          ------------     -------------
                                                                          Securities                          All Other
                                                                          Underlying          LTIP             Compen-
Name and                                                                   Options/          Payouts           sation
Principal Position           Year       Salary ($)    Bonus ($)<F2>       SARs (#)<F3>       ($)<F4>            $<F5>
------------------           ----       ----------    ---------          ------------     -------------    --------------

David A. Arledge,            1997         722,527         400,000            50,000                             57,802
Chairman of the Board,       1996         707,194         300,000           150,000                             56,576
President and CEO            1995         622,867         300,000            50,000          85,875             49,829

O. S. Wyatt, Jr.,(6)         1997         593,158         --                    -0-                             36,800
Director and former          1996         849,093         300,000               -0-                             67,928
Chairman of the Board        1995         849,093         300,000               -0-                             67,928

Coby C. Hesse,               1997         297,213         140,000            30,000                             23,777
Executive V.P. -             1996         254,973         120,000            15,000                             20,349
Administration               1995         243,321          90,000            15,000                             19,466

James A. King,               1997         343,823          90,000            10,000                             17,138
Executive V.P. -             1996         343,823          80,000            10,000                             13,572
Refining                     1995         343,823          80,000            10,000                             10,141

Jeffrey A. Connelly          1997         300,893         120,000            20,000                             24,071
Senior V.P. - Natural        1996         288,014         100,000            10,000                             23,041
Gas                          1995         269,807          85,000             8,000          20,610             21,584

Carl A. Corrallo             1997         297,635         100,000            20,000                             23,811
Senior V.P. and              1996         281,536          90,000            10,000                             22,523
General Counsel              1995         266,645          80,000            10,000          20,610             21,332

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







<F4>
During 1995, Messrs. Arledge, Connelly and Corrallo received one-time cash payments in the amounts indicated in connection with awards made in 1987 under Coastal's Performance Unit Plan. No further awards have been made under this Plan.

<F5>
All Other Compensation for 1997 consists of: (i) Coastal contributions to the Coastal Thrift Plan (David A. Arledge $12,800; O. S. Wyatt, Jr. $12,800; Coby C. Hesse $12,800; James A. King $6,400; Jeffrey A. Connelly $12,800; and Carl A. Corrallo $12,800); (ii) certain payments in lieu of Thrift Plan contributions (David A. Arledge $45,002; Coby C. Hesse $10,977; James A. King $10,738; Jeffrey
A. Connelly $11,271; and Carl A. Corrallo $11,011); these payments are made to all employees of Coastal and its subsidiaries who participate in the Thrift Plan who must discontinue their Thrift Plan participation due to federal statutory limits; and (iii) directors' fees of $24,000 paid to Mr. Wyatt.

<F6>
Mr. Wyatt retired as an officer of Coastal effective July 15, 1997.

Stock Options

      The following table sets forth information with respect to stock options granted on March 5, 1997 for the fiscal year ended December 31, 1997 to the Named Executive Officers.

                                   Option/SAR Grants in Last Fiscal Year (1997)

                                Number of       Percent of Total
                               Securities         Options/SARs
                               Underlying          Granted to          Exercise                      Grant Date
                              Options/SARs        Employees in           Price       Expiration        Present
           Name                 Granted<F1>       Fiscal Year<F2>       ($/Sh)          Date         Value ($)<F3>
           ----               ------------      -----------------      --------      ----------      ----------

David A. Arledge                  50,000                6.58             47.06           3/4/07         818,609

O. S. Wyatt, Jr.                    -0-                  -0-              -0-              -0-           -0-

Coby C. Hesse                     30,000                3.95             47.06           3/4/07         491,165

James A. King                     10,000                1.31             47.06           3/4/07         163,722

Jeffrey A. Connelly               20,000                2.63             47.06           3/4/07         327,443

Carl A. Corrallo                  20,000                2.63             47.06           3/4/07         327,443

---------------------
<F1>
Options expire ten years from the date of issuance and are granted at the fair market value of the Common Stock of Coastal on the date of grant. Options vest cumulatively at a rate of 15% of the option shares on the first anniversary date of the date of grant, 20% on each of the second, third and fourth anniversary dates and 25% on the fifth anniversary date.

<F2>
The options do not carry any stock appreciation rights.

<F3>
Based on the Black-Scholes option pricing model expressed as a ratio .3479 x exercise price x number of shares. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, so that there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The estimated values under that model are based on assumptions that include (i) a stock price volatility of .2205, calculated using monthly stock prices for the three years prior to the grant date, (ii) an interest rate of 6.90%, (iii) a dividend yield of 0.85% and (iv) an expected option holding period of eight years. The Securities and Exchange Commission ("S.E.C.") requires disclosure of the potential realizable value or present value of each grant. Coastal's use of the Black-Scholes model to indicate the present value of each grant is not an endorsement of this valuation.

Option/SAR Exercises and Holdings

      The  following  table sets  forth  information  with  respect to the Named
Executive Officers, concerning the exercise of options during the last fiscal year and unexercised options and SARs held as of the fiscal year ("FY") ended December 31, 1997.

               Aggregated Option/SAR Exercises In Last Fiscal Year
                       And FY-End Option/SAR Values (1997)

                                                                           Number of
                                                                          Securities              Value of
                                                                          Underlying             Unexercised
                                                                          Unexercised           In-the-Money
                                                                         Options/SARs           Options/SARs
                                                                         at FY-End (#)        at FY-End ($)<F1>

                           Shares Acquired                               Exercisable/           Exercisable/
        Name               on Exercise (#)      Value Realized ($)       Unexercisable          Unexercisable
--------------------       ---------------      ------------------    ------------------   -----------------------
David A. Arledge               40,000               1,034,728         171,373  / 254,000   5,423,414  /  6,238,520
O. S. Wyatt, Jr.               -0-                     -0-             -0-     /  -0-         -0-     /     -0-
Coby C. Hesse                   6,000                 167,280          42,000  /  61,000   1,360,740  /  1,335,300
James A. King                  -0-                     -0-             30,000  /  30,000   1,045,680  /    724,120
Jeffrey A. Connelly            21,000                 524,610          34,600  /  40,400   1,118,264  /    884,696
Carl A. Corrallo                6,000                 190,800          41,500  /  42,000   1,247,385  /    937,240

------------------
<F1>
$-based on the market price of $61.34 at December 31, 1997.

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

      This material states Coastal's current overall compensation philosophy and program objectives. Detailed descriptions of Coastal's compensation programs are provided as well as the information on Coastal's 1997 pay levels for the CEO.

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

      To accomplish these objectives, the Committee has structured the executive compensation program with three primary underlying components: base salary, annual incentives, and long-term incentives (i.e., stock options). Certain other executive benefits are also provided. The following sections describe Coastal's plans by element of compensation and discuss how each component relates to Coastal's overall compensation philosophy.

      In reviewing this information, reference is often made to the use of competitive market data as criteria for establishing targeted compensation levels. Coastal targets the market 50th percentile for its total compensation program and actual total compensation rates in 1997 in aggregate were at the targeted level. (However, Coastal's competitive pay posture varies by pay element, as described below.) Several market data sources are used by Coastal, including energy industry norms for the selected publicly traded peer companies, as reflected in these companies' proxy statements. There is no effort made to assess how Coastal's executive pay levels compare to the levels of pay provided by the companies in Value Line's Diversified Natural Gas Group which is used in Coastal's total shareholder return graph since these companies vary significantly in size and scope of operations. In addition, we utilize published survey data and data obtained from independent consultants that are for general industry companies similar in size (i.e., revenues) to Coastal. The published surveys include data on over 50 companies of comparable size to Coastal, as measured by revenues. Greater emphasis is placed on the published data and data obtained from consultants than on the data for proxy peers, since the published data and consulting data are reflective of company size.

Base Salary Program

      Coastal's base salary philosophy is to provide base pay levels that fall between the market 50th and 75th percentiles. Coastal periodically reviews its executive pay levels to assure consistency with the external market. Generally, Coastal's actual base salary levels for 1997 for executives as a group were consistent with the targeted percentiles. We believe it is crucial to provide strongly competitive salaries over time in order to attract and retain executives who are highly talented and capable of creating added stockholder value.

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

      The actual bonus pool is established each year by modifying the target pool based on Coastal's overall performance against measures established by the Committee. In fiscal year 1997, the key performance measure considered was earnings before interest and taxes ("EBIT") against plan. This measure was weighted 50% of the total bonus program. In 1997 Coastal's EBIT performance was slightly below target, resulting in the EBIT portion of the bonus paid being slightly below target. The remaining 50% of the annual bonus opportunity in 1997 is a discretionary annual bonus pool. As a result, no formula performance measures were used in establishing the size of awards under this portion of the plan. However, in establishing the size of the discretionary bonus pool, the Committee considered Coastal's return on equity relative to industry peers (using selected peers from among Value Line's Diversified Natural Gas Group included in the shareholder return graph), return on total capital compared to this selected group of industry peers, the EBIT performance of each business unit, progress made toward improving Coastal's operational and financial performance, and the need to reward unique individual contributions. These measures were not formally weighted by the Committee. The size of the discretionary bonus pool element was established slightly below target by the Committee, in spite of the fact that

Coastal's return on equity was equal to the peer group average and that Coastal's return on total capital was actually slightly above the peer group average. The Committee established the pool slightly below target because certain other areas of operation performance were not at target levels. As a result, actual bonus payments for 1997 were slightly below target and median market levels.

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

      Stock options align the interests of employees and shareholders by providing value to the executive through stock price appreciation only. All stock options have a ten-year term before expiration and the most recent grants are fully exercisable within 5 years of the grant date.

      Stock options were granted to certain of the Named Executive Officers in 1997 and it is anticipated that stock option awards will be made periodically at the discretion of the Committee in the future. As in past years, the number of shares actually granted to a particular participant is also based on Coastal's financial success, its future business plans, and the individual's position and level of responsibility within Coastal. All of these factors are assessed subjectively and are not weighted. The number of stock options granted by Coastal in 1997 was overall, slightly below market median levels.

      The Committee believes stock options are an important part of Coastal's total executive pay program, since employees only receive income from the options if Coastal's share price rises. In addition, shareholder approval is being sought for a new 1998 employee stock option plan. The intention of this plan is to provide enough shares for Coastal to continue making stock option awards to key employees.

1997 Chief Executive Officer Pay

      As previously described, the Committee considers several factors in developing an executive's compensation package. For the CEO, these include competitive market practices (consistent with the philosophy described for other executives), experience, achievement of strategic goals, and the financial success of Coastal (considering the factors described under the annual bonus plan above).

      Mr. Arledge's annual salary was not adjusted in 1997, at his request. This leaves the CEO's base salary below the market median.

      Mr. Arledge's bonus for 1997 was $400,000, payable in 1998. This award was slightly below targeted levels (and below market median levels) since Coastal's aggregate performance on the measures described in the annual bonus section of this report were slightly below the aggressive Coastal targets.

      The Committee granted stock options for 50,000 shares to Mr. Arledge in 1997 in recognition of his performance and as an incentive to continue his efforts to increase shareholder value. These awards are tied to performance in that the executive only realizes income from stock options if the stock price rises. The grant is well below market median level for the executive position held by him.

Executive Benefits

      In 1997, Coastal approved a supplemental retirement plan for Coastal's executives. This plan is intended to ensure that pensions otherwise payable to executives under Coastal's qualified pension plan, are in fact paid in spite of limits placed by the tax code on the tax deductibility of qualified retirement plans for highly paid individuals.

$1 Million Pay Deductibility Cap

      Under Section 162(m) of the Internal Revenue Code, public companies are precluded from receiving a tax deduction on compensation paid to executive officers in excess of $1 million. To address the $1 million pay deductibility cap issue, Coastal's proposed 1998 Incentive Stock Plan is structured so that stock option awards (which are intended to be the primary long-term incentive vehicle for the present time) qualify for an exemption from the $1 million pay deductibility limit.

      Also, at the present time, the Chairman of the Board of Directors and CEO is the only executive whose base salary plus target bonus exceeds $1 million. In order to preserve Coastal's tax deduction for base salary plus bonus for this individual, Coastal has established a nonqualified deferred compensation program. Under this program, any annual incentive awards that bring cash compensation to a level over $1 million may be deferred so that payments occur after the individual is no longer a Named Executive Officer, thus preserving the deductibility of the pay for Coastal.

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

                               Pension Plan Table

                                                              Years of Credited Service
                                       --------------------------------------------------------------------
      5-Year Final
      Average Pay                      15 Years       20 Years        25 Years       30 Years      35 Years
      -----------                      --------       --------        --------       --------      --------

      $    125,000.................  $   33,877      $  45,169      $   56,461      $  67,753     $  66,948
           150,000.................      41,377         55,169          68,961         82,753        81,948
           175,000.................      48,877         65,169          81,461         97,753        96,948
           200,000.................      56,377         75,169          93,961        112,753       111,948
           225,000.................      63,877         85,169         106,461        127,753       126,948
           250,000.................      71,377         95,169         118,961        142,753       141,948
           300,000.................      86,377        115,169         143,961        172,753       171,948
           350,000.................     101,377        135,169         168,961        202,753       201,948
           400,000.................     116,377        155,169         193,961        232,753       231,948
           450,000.................     131,377        175,169         218,961        262,753       261,948
           500,000.................     146,377        195,169         243,961        292,753       291,948
           600,000.................     146,377        195,169         243,961        292,753       291,948
           700,000.................     146,377        195,169         243,961        292,753       291,948
           800,000.................     146,377        195,169         243,961        292,753       291,948
           900,000.................     146,377        195,169         243,961        292,753       291,948
         1,000,000.................     146,377        195,169         243,961        292,753       291,948
         1,100,000.................     146,377        195,169         243,961        292,753       291,948
         1,200,000.................     146,377        195,169         243,961        292,753       291,948

<F1>
Compensation covered under the Pension Plan and the Replacement Pension Plan generally includes only base salary and is limited to $160,000 for 1997. During 1997 the Board of Directors amended Coastal's Replacement Pension Plan to include compensation (generally base salary only) of up to $500,000 (indexed for inflation) on a prospective basis in the five year average compensation used to calculate benefits

<F2>
At December 31, 1997 each of the individuals named in the Summary Compensation Table who had not retired had five year average pay of $152,000 for future benefit accrual and the following years of credited service and pension payable at age 65: Mr. Arledge, 17 years, $61,968; Mr. Hesse, 11 years, $36,454; Mr. King, 5 years, $17,584; Mr. Connelly, 30 years, $101,373; and Mr. Corrallo, 11 years $29,813. Mr. Wyatt reached age 70 1/2 in January, 1995 and, because of IRS requirements concerning Coastal's qualified pension plan he began receiving pension payments in April, 1996. Mr. Wyatt retired in 1997. His payments from the plans aggregated $377,249 in 1997.

<F3>
The normal form of retirement income is a straight life annuity. The calculation of benefits payable under the Pension Plan includes an offset of 1.5% of applicable monthly social security benefits multiplied by the number of years of credited service (up to 33-1/3 years).

             PERFORMANCE GRAPH - SHAREHOLDER RETURN ON COMMON STOCK

                                    [GRAPH]

                           Five-Year Cumulative Values
                             $100 Invested 12/31/92
                              Dividends Reinvested
                                DOLLAR VALUE OF $100 INVESTMENT AT DECEMBER 31,
                    -----------------------------------------------------------------
                     1992        1993        1994        1995        1996        1997
                     ----        ----        ----        ----        ----        ----
Coastal             $ 100       $ 120       $ 111       $ 160       $ 211       $ 268
S&P 500               100         110         112         153         189         252
Index<F1><F2>         100         119         110         127         184         195

<F1>
The Index is based on Value Line's Diversified Natural Gas Group - the Performance Graph reflects total shareholder returns weighted to reflect the market capitalizations of the peer companies. The peer group is comprised of:
Cabot, Columbia Gas, Consolidated Nat'l. Gas, Eastern Enterprises, El Paso Nat'l. Gas, Enron, Equitable Resources, KN Energy, Mapco, Mitchell Energy, National Fuel Gas, Questar, Seagull Energy, Sonat, Southwestern Energy, Union Pacific, and Williams Co's.

<F2>
Coastal is excluded from the Index.


Transactions with Officers and Directors

      In 1987, Coastal Mart, Inc. ("Coastal Mart"), a subsidiary of Coastal, entered into a ten-year lease/purchase agreement with Pester Marketing Company ("Pester Marketing") for 220 gasoline service stations (subsequently reduced to 182 stations through disposition of assets) located in the midwestern region of the United States. Jack Pester, a principal stockholder and Chief Executive Officer of Pester Marketing, subsequently became an employee, officer and director of Coastal Mart and was elected a Senior Vice President of Coastal. Mr. Pester is no longer active in the management of Pester Marketing, and his stock interest in that company has been placed in trust. In 1994, the lease transaction was terminated pursuant to an agreement under which Coastal Mart acquired ownership of and title to 175 of the gasoline service stations and Pester Marketing retained the seven remaining stations. During 1997, Coastal and/or its subsidiaries sold approximately 14 million gallons of gasoline to Pester Marketing at prevailing market prices totaling approximately $9.97 million.

      During 1997, Coastal subsidiaries sold a total of approximately 30 million gallons of jet fuel to Laker Airways, Inc. ("Laker") and L. B. Limited, a charter airline, at prevailing market prices totaling approximately $18.8 million. O. S. Wyatt, Jr. owned approximately 51% of the stock of Laker which he disposed of in 1997; and he owns approximately one-third of the shares of L. B. Limited. A balance of approximately $4.8 million of Laker indebtedness to Coastal is guaranteed by Mr. Wyatt.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      (a)  Security ownership of certain beneficial owners.

      The following is information, as of March 11, 1998, on each person known or believed by ANR Pipeline to be the beneficial owner of 5% or more of any class of its voting securities:

                                                                                Amount and Nature
                                            Name and Address                      of Beneficial          Percent
Title of Class                             of Beneficial Owner                      Ownership           of Class
------------------------         --------------------------------------        -------------------      --------
Common Stock,                    American Natural Resources Company            1,000 shares direct        100%
$100 par value per share         One Woodward Avenue
                                 Detroit, Michigan 48226

      (b) Security ownership of management.

      ANR Pipeline is an indirect, wholly owned subsidiary of Coastal. Information concerning the security ownership of certain beneficial owners and management of Coastal is contained in this section.

      The total number of shares of stock of Coastal outstanding as of March 11, 1998 is 106,297,156 consisting of: 57,537 shares of $1.19 Cumulative Convertible Preferred Stock, Series A (the "Series A Preferred Stock"), 66,744 shares of $1.83 Cumulative Convertible Preferred Stock, Series B (the "Series B Preferred Stock"), and 29,204 shares of $5.00 Cumulative Convertible Preferred Stock, Series C (the "Series C Preferred Stock") (the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock are referred to herein collectively as the "Preferred Stock"), 105,779,387 shares of Common Stock, and 364,284 shares of Class A Common Stock.

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

      The following table sets forth information, as of March 11, 1998, with respect to each person known or believed by Coastal to be the beneficial owner, who has or shares voting and/or investment power (other than as set forth below), of more than five percent (5%) of any class of its voting securities.

      Name and Address                                                                                 Percent (%)
     of Beneficial Owner                       Title of Class             Number of Shares            of Class <F1>
--------------------------------               --------------             ----------------            ------------

O. S. Wyatt, Jr.                            Class A Common Stock               154,577  <F2>               42.2
Eight Greenway Plaza
Houston, Texas 77046-0995

Trustee/Custodian under the                     Common Stock                11,522,361  <F3>               10.8
Thrift Plan, ESOP and                       Class A Common Stock                58,447  <F3>               15.9
Pension Plan of Coastal
and its subsidiaries
Chase Bank of Texas, N.A.
600 Travis, 10th Floor
Houston, Texas  77002

FMR Corp.                                       Common Stock                 9,846,399                      9.3
82 Devonshire Street
Boston, Massachusetts 02109

Isabel H. Long                            Series A Preferred Stock              28,976                     50.4
485 S. Parkview Ave.,
Columbus, Ohio  43209-1075

The DeZurik Family                        Series C Preferred Stock              29,204  <F4>              100.0
c/o David DeZurik
309F The Island Club
777 S. Federal Hwy.
Pompano Beach, Florida 33062

----------

<F1>
Class includes presently exercisable stock options held by directors and executive officers.

<F2>
Includes 7,354 shares of Class A Common Stock owned by the spouse and a son of Mr. Wyatt, as to which shares beneficial ownership is disclaimed.

<F3>
The Trustee/Custodian is the record owner of these shares; and also is the record owner of 423 shares of the Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock. Voting instructions are requested from each participant in the Thrift Plan and ESOP and from the trustees under the Pension Trust. Absent timely voting instructions, the Trustee is permitted to vote Thrift Plan and ESOP shares on any matter, but has no authority to vote Pension Plan shares. Nor does the Trustee/Custodian have any authority to dispose of shares except pursuant to instructions of the administrator of the Thrift Plan and ESOP or pursuant to instructions from the trustees under the Pension Trust.

<F4>
Members of the DeZurik family acquired the Series C Preferred Stock in connection with a 1972 Agreement of Merger involving the acquisition of Colorado, a subsidiary of Coastal.

      The following table sets forth information, as of March 11, 1998, regarding each of the current directors, including Class III directors standing for election, and all directors and executive officers as a group. Each director has furnished the information with respect to age, principal occupation and ownership of shares of stock of Coastal. Messrs. Cordes, Gates, Johnson, MacNeil and McDade are Class III directors whose terms expire in 1998; Messrs. Bissell, Burrow, Chapin and Katzin are Class I directors whose terms expire in 1999; and Messrs. Arledge, Brundrett, Wooddy and Wyatt are Class II directors whose terms expire in 2000.

                                                                                                  Number of Shares
  Name, (Age), Year          Offices with Coastal                                                  Beneficially         Percent (%)
First Became Director     and/or Principal Occupation                    Title of Class              Owned<F1>           of Class*
---------------------     ---------------------------                    --------------           ----------------      ----------

David A. Arledge          Chairman of the Board, President                Common Stock                 247,792
(53), 1988                and Chief Executive Officer                     Class A Common Stock           2,352

Harold Burrow             Retired; Vice Chairman of the Board             Common Stock                 134,177  <F2>
(83), 1973                of Coastal                                      Class A Common Stock          13,601               3.7

John M. Bissell           Chairman of the Board                           Common Stock                   5,096
(67), 1985                of Bissell Inc.                                 Class A Common Stock             -0-

George L. Brundrett, Jr.  Attorney                                        Common Stock                   4,910
(76), 1973                                                                Class A Common Stock           2,290

Roy D. Chapin, Jr.        Former Chairman and                             Common Stock                   3,250  <F2>
(82), 1988                Chief Executive Officer                         Class A Common Stock             -0-
                          of American Motors Corporation

James F. Cordes           Retired; former Executive Vice                  Common Stock                  10,835
(57), 1985                President of Coastal                            Class A Common Stock             -0-

Roy L. Gates              Ranching and Investments                        Common Stock                   4,128
(69), 1969                                                                Class A Common Stock           2,736

Kenneth O. Johnson        Senior Vice President                           Common Stock                  36,843
(77), 1988                                                                Class A Common Stock           9,604               2.6

Jerome S. Katzin          Retired Investment Banker                       Common Stock                  41,803  <F2>
(79), 1983                                                                Class A Common Stock             -0-

J. Carleton MacNeil, Jr.  Securities Brokerage and Investments            Common Stock                   1,000
(63), 1997                                                                Class A Common Stock             -0-

Thomas R. McDade          Senior Partner, Law Firm of McDade,             Common Stock                   2,500  <F2>
(65), 1993                Fogler, Maines & Lohse L.L.P., Houston          Class A Common Stock             -0-

L. D. Wooddy, Jr.         Former President of Exxon                       Common Stock                   5,000
(71), 1992                Pipeline Company                                Class A Common Stock             -0-

O. S. Wyatt, Jr.          Retired; Chairman of the Executive              Common Stock               2,399,505  <F2>         2.3
(73), 1955                Committee of Coastal                            Class A Common Stock         154,577  <F2>        42.1

All directors and executive officers as a group                           Common Stock               3,351,390  <F3>         3.1
(34 persons, including the above)                                         Class A Common Stock         186,394  <F3>        50.8

                        (See footnotes on following page)

      * Less than one percent unless otherwise indicated. Class includes outstanding shares and presently exercisable stock options held by directors and executive officers. Excluding presently exercisable stock options, directors and executive officers as a group would own 184,114 shares of Class A Common Stock, which would constitute 50.5% of the shares of such class.






<F1>
Except for the shares referred to in Notes 2 and 3 below, and the shares represented by presently exercisable stock options, the holders are believed by Coastal to have sole voting and investment power as to the shares indicated. Amounts include shares in Coastal ESOP and Thrift Plan, and presently exercisable stock options held by Messrs. Arledge (225,873 shares of Common Stock and 2,280 shares of Class A Common Stock) and Johnson (3,848 shares of Common Stock).

<F2>
Includes shares owned by the spouse of Mr. Burrow (5,000 shares of Common Stock), by the spouse of Mr. Chapin (1,000 shares of Common Stock), by the spouse of Mr. Katzin (928 shares of Common Stock), by the spouse of Mr. McDade (1,000 shares of Common Stock) and by the spouse and a son of Mr. Wyatt (265,995 shares of Common Stock and 7,354 shares of Class A Common Stock), as to which shares beneficial ownership is disclaimed.

<F3>
Includes presently exercisable stock options to purchase 544,459 shares of Common Stock and 2,280 shares of Class A Common Stock; also includes 281,112 shares of Common Stock and 7,354 shares of Class A Common Stock owned by spouses and children, as to which shares beneficial ownership is disclaimed. In addition, one executive officer owns 8 shares of Series B Preferred Stock, each of which is convertible into 3.6125 shares of Common Stock and 0.1 share of Class A Common Stock.


      No incumbent director is related by blood, marriage or adoption to another director or to any executive officer of Coastal or its subsidiaries or affiliates.

      Except as hereafter indicated, the above table includes the principal occupation of each of the directors during the past five years. The listed executive officers have held various executive positions with Coastal during the five-year period.

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

      ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1997, the Company had advanced $265.9 million to an associated company at a market rate of interest. Such amount is repayable on demand.

      Additional information called for by this item is set forth under Item 11, "Executive Compensation," and Note 8 of Notes to Consolidated Financial Statements included herein.

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


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

      1.   Financial Statements.

                The following Consolidated Financial Statements of ANR Pipeline and Subsidiaries are included in response to Item 8 hereof on the attached pages as indicated:

                                                                            Page
                                                                            ----
           Independent Auditors' Report...................................  F-5
           Consolidated Balance Sheet at December 31, 1997 and 1996.......  F-6
           Statement of Consolidated Earnings for the Years Ended
              December 31, 1997, 1996 and 1995............................  F-8
           Statement of Consolidated Retained Earnings for the Years Ended
              December 31, 1997, 1996 and 1995............................  F-8
           Statement of Consolidated Cash Flows for the Years Ended
           December 31, 1997, 1996 and 1995...............................  F-9
           Notes to Consolidated Financial Statements.....................  F-10

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

            (4.1)+ Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994 for the $125 million of 7-3/8% Debentures due February 15, 2024. (Filed as Exhibit 4.4 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

           (10.1)+ Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996. (Filed as Exhibit 10.3 to ANR Pipeline's Annual Report on
                         Form 10-K for the fiscal year ended December 31, 1995.)

             (21)*       Subsidiaries of the Company.

             (24)*       Power of Attorney (included on signature pages herein).

             (27)*       Financial Data Schedule.

----------------------

          Note:

          + Indicates documents incorporated by reference from the prior filings indicated.
          *   Indicates documents filed herewith.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the quarter ended December 31, 1997.

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

      ANR PIPELINE COMPANY
      (Registrant)


By:   JEFFREY A. CONNELLY
      ----------------------------------
      Jeffrey A. Connelly
      President and Chief Executive Officer
      March 27, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   DAVID A. ARLEDGE
      ------------------------------------
      David A. Arledge
      Principal Financial Officer and Director
      March 27, 1998


By:   WILLIAM L. JOHNSON
      ------------------------------------
      William L. Johnson
      Principal Accounting Officer
      March 27, 1998


By:   HAROLD BURROW
      ------------------------------------
      Harold Burrow
      Director
      March 27, 1998


By:   JEFFREY A. CONNELLY
      ------------------------------------
      Jeffrey A. Connelly
      Director
      March 27, 1998


By:   RICHARD A. LIETZ
      ------------------------------------
      Richard A. Lietz
      Director
      March 27, 1998


By:   JON R. WHITNEY
      ------------------------------------
      Jon R. Whitney
      Director
      March 27, 1998

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.

      The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Liquidity and Capital Resources

      Overview. Internally generated funds have been the primary source to meet mandatory debt retirements and other cash requirements of the Company over the past three years.

      The Company paid dividends of $95 million on its common stock in 1997. These dividends were financed from internally generated funds.

      The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                 1997         1996        1995
                                                                               ---------    --------    --------

      Cash flows from operating activities to long-term debt
       and capital lease obligations..........................................     47.1%       46.2%       42.5%

      Long-term debt and capital lease obligations to total capitalization....     43.3%       46.4%       35.9%

      The increase in 1997 as compared to 1996 in the ratio of cash flows from operating activities to long-term debt and capital lease obligations resulted from higher cash flows provided by operating activities in 1997 and lower capital lease obligations. The decrease in 1997 as compared to 1996 in the ratio of long-term debt and capital lease obligations to total capitalization resulted from an increase in retained earnings due to higher net earnings for 1997 and a smaller dividend paid on common stock in 1997.

      The increase in 1996 as compared to 1995 in the ratio of cash flows from operating activities to long-term debt and capital lease obligations resulted from higher cash flows provided by operating activities in 1996. The increase in 1996 as compared to 1995 in the ratio of long-term debt and capital lease obligations to total capitalization resulted from a decrease in retained earnings due to dividends paid on common stock and the extraordinary charge to earnings resulting from the discontinued application of FAS 71 effective November 1, 1996.

      Cash flows from operating activities are expected to decline in 1998 primarily due to the Company's rate case settlement. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

      Expenditures for each of the years 1995 through 1997 and the sources of capital used to finance these expenditures are summarized in the "Statement of Consolidated Cash Flows."

      Capital Expenditures. Capital expenditures were $93.6 million in 1997 and $70.3 million in 1996. Capital expenditures for 1998 are budgeted at $119 million. These expenditures are primarily for completion of projects in process, development of information systems, operational necessities, environmental requirements, expansion projects and increased efficiency.

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

      Financing Alternatives. Alternatives to finance additional capital and other expenditures are limited principally by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1997, ANR Pipeline and certain affiliates could incur in the aggregate approximately $2.7 billion of additional indebtedness.

      The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1997, the Company had advanced $265.9 million to an associated company at a market rate of interest. Such amount is repayable upon demand.

      Year 2000 Issue. The Company, like most other companies, is faced with the Year 2000 Issue. The Year 2000 Issue is the result of computer programs written with two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has determined that it will be necessary to modify or replace portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. There can also be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

      The Company has been using both external and internal resources to reprogram or replace its software for the Year 2000 Issue. To date, the amounts incurred and expensed for developing and carrying out the plan have not had a material effect on the Company's operations. The Company plans to complete the Year 2000 modifications, including testing, by early 1999. The total remaining cost for the Year 2000 Issue of approximately $3 million, which is based on management's current estimates, is not expected to be material to the Company's operations. All remaining Year 2000 Issue costs will be funded through operating cash flows.

      Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.8 million in 1997 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

      There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Results of Operations

      ANR Pipeline operates primarily in the Midwest and increasingly in the Northeast regions of the United States under FERC Order 636, which promulgated the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. The Order also eliminated the merchant function and unbundled pipeline services, providing customers with greater options for transporting their gas. These greater customer options have resulted in increased competition among pipeline companies and lower rates for customers. The Company auctions gas on the open market to handle a residual quantity of gas committed and purchased under certain remaining gas purchase contracts pending expiration of such contracts. The impact of these gas purchase transactions on operations is becoming less significant as the number of remaining contracts are reduced. The Company's Order 636 restructured tariff provides mechanisms for recovering from its transportation customers the pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas on the open market. In addition, Order 636 has resulted in the incurrence of other transition costs and provides mechanisms for the recovery of all such costs within a reasonable time period.

      Effective November 1, 1996, the Company discontinued the application of regulatory accounting principles under FAS No. 71. This accounting change has no direct effect on either the Company's ability to include the previously deferred items in future rate proceedings or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates.

      Revenues. Storage and transportation revenues increased by $0.5 million in 1997 as compared to 1996. The primary factors contributing to the increase were firm storage revenue increases of $16.3 million resulting from new contract startups in the latter part of 1996 and 1997, and adjustments to provisions for rate related contingencies. Storage and transportation revenues included provisions for rate related contingencies of $28.5 million and $45.6 million in 1997 and 1996, respectively. These increases were largely offset by reduced pass-through recoveries of $11 million which are offset in operation and maintenance, a reduction in gathering revenue of $8.2 million due to the sale of a major portion of the Company's Southwest gathering facilities in December 1996 and reduced rates charged to customers. The reduced rates resulted from the implementation of lower rates effective November 1, 1997 related to the settlement of the Company's rate case, and continued, intensified competition across the United States natural gas industry, particularly in the Company's Midwest operating region.

      Storage and transportation revenues decreased by $63.3 million in 1996 as compared to 1995. Contributing to this decrease were lower storage and transportation revenues of $15.2 million resulting from continued, intensified competition across the United States natural gas industry, particularly in the Midwest region in which the Company operates. Additional items which decreased revenues were (a) revenue received in 1995 related to storage and transportation contract settlements of $22.5 million, (b) reduced surcharge and other pass-through recoveries of $19.7 million, which are offset in operation and maintenance, and (c) increases in provisions for rate related contingencies of $8.6 million. Provisions for rate related contingencies were $45.6 million and $37 million in 1996 and 1995, respectively.

      Other revenues decreased by $34.4 million in 1997 as compared to 1996 primarily due to a $28.7 million gain related to the 1996 sale of a major portion of the Company's Southwest gathering facilities, reduced interest income from a related party of $7.2 million and a reduction in the quantity of gas auctioned on the open market of $1.8 million. These decreases were partially offset by a $4.4 million increase in equity earnings from investments in pipeline partnerships.

      Other revenues increased by $5.4 million in 1996 as compared to 1995. The increase was due to the $28.7 million gain related to the 1996 sale noted above. This increase was largely offset by lower gas sales revenues of $6.6 million resulting from a reduction in the quantity of gas auctioned on the open market offset in part by increased spot market prices and Purchased Gas Adjustment ("PGA") recoveries of $13.2 million recorded in 1995, which were associated with purchase periods prior to Order 636. Such recoveries were largely completed in 1995.

      The revenue decline since the adoption of Order 636 reflects the increased competition in the natural gas industry. Although firm capacity on the Company's major interstate pipelines is largely sold out, the Company has instituted reengineering process improvement projects and cost reduction programs to remain competitive and improve operating profits.

      Operation and Maintenance. Operation and maintenance expenses decreased by $71.8 million in 1997 as compared to 1996. The decrease was primarily due to lower gas purchase costs of $29 million, largely resulting from the implementation of the Dakota Gasification Company settlement in early 1997 and expiration of a significant gas purchase contract in the third quarter of 1997, and gas purchase related deferrals and recovery amortizations recorded in 1996 of $11.1 million. Also contributing to the decrease were reduced third party transportation services of $11 million, which were offset in revenue, as discussed above, and reductions to other taxes of $5.6 million due to lower assessed property values and lower use tax provisions in 1997.

      Operation and maintenance expenses decreased by $50.9 million in 1996 as compared to 1995. One of the major factors contributing to the decrease was a reduction in cost of gas of $28.2 million. Cost of gas includes purchases required under certain remaining gas purchase contracts and the amortization of PGA recoveries from customers. Collectively, decreases in the cost of gas were offset in revenues. Other factors contributing to lower operation and maintenance expenses were reduced transportation services provided by others of $18.3 million, which were offset in revenues, as discussed above, and lower salary and benefit expenses of $8.8 million mainly due to an early retirement incentive program which became effective December 31, 1995. Decreases in ad valorem taxes of $3.2 million in 1995, largely due to adjustments for prior periods, partially offset the above mentioned variances.

      Depreciation and Amortization. Depreciation expense decreased by $5.2 million in 1997 as compared to 1996. The decrease was primarily due to a revision of depreciation rates, effective October 1, 1997, for the Company's transmission and storage assets.

      Taxes on Income. Taxes on income increased $11.9 million in 1997 as compared to 1996 primarily due to increased pre-tax income.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan


      We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly-owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP




Detroit, Michigan
February 3, 1998
(February 13, 1998 as to Note 4)

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1997         1996
                                                                                           ----------   ---------

                                ASSETS
                                ------
Current Assets:
   Cash and cash equivalents.............................................................  $      5.2   $    34.2
   Notes receivable:
      Other..............................................................................           -        18.5
      Related party......................................................................       265.9       168.7
   Accounts receivable:
      Others.............................................................................        35.9        51.2
      Related parties....................................................................        14.7        14.9
   Materials and supplies, at average cost...............................................        28.3        30.1
   Current deferred income taxes.........................................................        74.7        67.9
                                                                                           ----------   ---------
                                                                                                424.7       385.5
                                                                                           ----------   ---------

Property, Plant and Equipment, at cost...................................................     3,372.9     3,314.2
   Less - Accumulated depreciation.......................................................     2,125.6     2,110.0
                                                                                           ----------   ---------
                                                                                              1,247.3     1,204.2
                                                                                           ----------   ---------

Other Assets:
   Investment in related parties:
      Pipeline partnerships..............................................................        46.3        47.6
      Other..............................................................................        74.1        78.1
   Deferred charges and other............................................................        21.4        28.4
                                                                                           ----------   ---------
                                                                                                141.8       154.1
                                                                                           ----------   ---------

                                                                                           $  1,813.8   $ 1,743.8
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1997         1996
                                                                                           ----------   ---------

                 LIABILITIES AND STOCKHOLDER'S EQUITY
                 ------------------------------------
Current Liabilities:
   Capital lease obligations with related party..........................................  $      3.0   $     3.0
   Accounts payable:
      Others.............................................................................        74.1       114.9
      Related parties....................................................................         6.9        12.0
   Taxes on income.......................................................................        37.2        33.4
   Other taxes...........................................................................        24.1        21.2
   Provisions for regulatory and other matters...........................................       180.6       140.7
   Other.................................................................................        22.9        21.6
                                                                                           ----------   ---------
                                                                                                348.8       346.8
                                                                                           ----------   ---------

Long-Term Debt...........................................................................       497.9       497.8
                                                                                           ----------   ---------

Capital Lease Obligations with Related Party.............................................         5.6         8.6
                                                                                           ----------   ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.....................................................       160.9       151.2
   Other deferred credits:
      Others.............................................................................       119.2       130.1
      Related parties....................................................................        21.4        23.2
                                                                                           ----------   ---------
                                                                                                301.5       304.5
                                                                                           ----------   ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and
      outstanding 1,000 shares...........................................................          .1          .1
   Additional paid-in capital............................................................       466.2       466.2
   Retained earnings.....................................................................       193.7       119.8
                                                                                           ----------   ---------
                                                                                                660.0       586.1
                                                                                           ----------   ---------

                                                                                           $  1,813.8   $ 1,743.8
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1997         1996         1995
                                                                              ---------    ----------   ---------

Revenues:
   Storage and transportation:
      Others................................................................  $   630.4    $    619.2   $   698.2
      Related parties.......................................................       12.3          23.0         7.3
   Other revenues:
      Others................................................................       19.3          54.6        45.2
      Related parties.......................................................       67.7          66.8        70.8
                                                                              ---------    ----------   ---------
                                                                                  729.7         763.6       821.5
                                                                              ---------    ----------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others................................................................      269.0         324.0       361.0
      Related parties.......................................................       81.4          98.2       112.1
   Depreciation and amortization............................................       49.2          54.4        50.6
   Interest expense.........................................................       63.0          60.4        59.7
   Taxes on income..........................................................       98.2          86.3        86.8
                                                                              ---------    ----------   ---------
                                                                                  560.8         623.3       670.2
                                                                              ---------    ----------   ---------

Earnings Before Extraordinary Item..........................................      168.9         140.3       151.3
Extraordinary item-loss on discontinuance of FAS No. 71,
   net of income taxes......................................................          -    (    163.9)          -
                                                                              ---------    ----------   ---------

Net Earnings (Loss).........................................................  $   168.9    ($    23.6)  $   151.3
                                                                              =========    ==========   =========



                   STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1997         1996         1995
                                                                              ---------    ----------   ---------

Balance - Beginning of Year.................................................  $   119.8    $    443.4   $   322.2

Net Earnings (Loss).........................................................      168.9    (     23.6)      151.3

Dividends:
   Common stock.............................................................  (    95.0)   (    300.0)  (    30.1)
                                                                              ---------    ----------   ---------

Balance - End of Year.......................................................  $   193.7    $    119.8   $   443.4
                                                                              =========    ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------

Cash Flows from Operating Activities:
   Earnings before extraordinary item..........................................  $  168.9    $  140.3    $  151.3
   Adjustments to reconcile earnings before extraordinary item to net cash provided by operating activities:
      Depreciation and amortization............................................      51.6        57.7        53.2
      Increase (decrease) in deferred income taxes.............................       9.7        21.4    (    6.2)
      Increase in provisions for regulatory and other matters..................      39.9        61.5        41.1
      Producer contract reformation cost recoveries............................         -        26.3        28.3
      Undistributed equity in earnings of pipeline partnerships................  (   18.8)   (    8.9)   (    7.0)
      Gain on sale of plant....................................................         -    (   29.1)          -
   Changes in other  assets  and  liabilities  affecting  operating  activities:
      Decrease (increase) in accounts receivable:
         Others................................................................      15.3        22.9    (    8.1)
         Related parties.......................................................        .2    (     .9)        9.5
      (Decrease) increase in accounts payable and other accruals:
         Others................................................................  (   34.0)   (   42.7)   (   55.0)
         Related parties.......................................................  (    5.1)        6.0    (    1.4)
      Net (decrease) increase in other assets/liabilities......................       9.6    (   20.3)        9.3
                                                                                 --------    --------    --------
         Total adjustments.....................................................      68.4        93.9        63.7
                                                                                 --------    --------    --------

         Net cash provided by operating activities.............................     237.3       234.2       215.0
                                                                                 --------    --------    --------

Cash Flows from Investing Activities:
   (Increase) decrease in notes receivable from related party..................  (   97.2)      216.1    (  149.6)
   Decrease in note receivable - other.........................................      18.5           -           -
   Investment in related parties...............................................       4.0    (   76.1)          -
   Proceeds from sale of plant.................................................         -        10.4         2.0
   Capital expenditures........................................................  (   93.6)   (   70.3)   (   50.1)
                                                                                 --------    --------    --------

         Net cash (used in) provided by investing activities...................  (  168.3)       80.1    (  197.7)
                                                                                 --------    --------    --------

Cash Flows from Financing Activities:
   Net proceeds from issuance of long-term debt................................         -           -        74.6
   Retirement of long-term debt and capital lease obligations..................  (    3.0)   (    3.0)   (   60.9)
   Common stock dividends paid.................................................  (   95.0)   (  300.0)   (   30.1)
                                                                                 --------    --------    --------

         Net cash used in financing activities.................................  (   98.0)   (  303.0)   (   16.4)
                                                                                 --------    --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................  (   29.0)       11.3          .9

Cash and Cash Equivalents at Beginning of Period...............................      34.2        22.9        22.0
                                                                                 --------    --------    --------

Cash and Cash Equivalents at End of Period.....................................  $    5.2    $   34.2    $   22.9
                                                                                 ========    ========    ========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

-  Basis of Presentation

      ANR Pipeline is a wholly owned subsidiary of ANR, which is a direct subsidiary of Coastal Natural Gas and an indirect subsidiary of Coastal. The financial statements presented herewith are presented on the basis of historical cost and do not reflect the basis of cost to Coastal Natural Gas. The preparation of these financial statements, in conformity with generally accepted accounting principles, requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from the estimates and assumptions used.

-  Reclassifications

      Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of these reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows.

-  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which the Company has a 20% to 50% voting interest and exercises significant influence. The equity method is also being used for an investment in a limited partnership in which the Company has an interest of more than 5%.

- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71")

      The Company is subject to the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS No. 71. Effective November 1, 1996, ANR Pipeline discontinued application of FAS No. 71. As a result, ANR Pipeline recorded an extraordinary charge to income in 1996 of $163.9 million, net of related income taxes of $91.6 million. This charge to earnings was noncash and has no direct effect on either the Company's ability to include the previously deferred items in future rate proceedings or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates. Further, the Company has reexamined the useful lives of its assets. During 1997, the depreciation rates associated with certain of its assets were revised, which had the effect of increasing net earnings by $3.6 million.

-  Property, Plant and Equipment

      Property additions include capitalized interest costs allocable to construction. Such costs amounted to $2.3 million, $1.8 million and $1.2 million in 1997, 1996 and 1995, respectively. As a result of the Company's discontinued application of FAS No. 71, effective November 1, 1996, the Company records capitalized interest based on the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to November 1, 1996, and as allowed under the provisions of FAS 71, such interest costs reflected an allowance for equity and borrowed funds used during construction.

      The Company's annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate was approximately 1.7% for 1997, 1.8% for 1996 and 1.7% for 1995.

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

-  Statement of Consolidated Earnings

      Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in Other revenues amounted to $37.3 million, $39.1 million, and $59.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. Cost of gas included in Operation and maintenance amounted to $25.5 million, $68.7 million and $96.9 million for the same periods.

-  Statement of Cash Flows

      For purposes of this financial statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of interest capitalized, of $49.5 million, $52.4 million and $55.7 million in 1997, 1996 and 1995, respectively. Cash payments for income taxes amounted to $92.4 million, $100.6 million and $110.4 million in 1997, 1996 and 1995, respectively.

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

- Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125")

      The Company adopted FAS 125 in 1997. The application of the new standard did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

-  Statement of Position 96-1 ("SOP 96-1")

      The Company adopted SOP 96-1 on Environmental Remediation Liabilities in 1997. The application of the new statement did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

2.    Long-Term Debt

      Balances at December 31 were as follows (millions of dollars):

                                                                                               1997        1996
                                                                                             --------    --------
      Debentures:
         9-5/8% series, due 2021..........................................................   $  300.0    $  300.0
         7-3/8% series, due 2024..........................................................      125.0       125.0
         7% series, due 2025..............................................................       75.0        75.0

      Unamortized discount related to outstanding debt, net of premium....................   (    2.1)   (    2.2)
                                                                                             --------    --------

                                                                                             $  497.9    $  497.8
                                                                                             ========    ========

      None of the above debt issuances have maturity or sinking fund requirements prior to their retirement due dates.

      Alternatives to finance additional capital and other expenditures are limited principally by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1997, ANR Pipeline and certain affiliates could incur in the aggregate approximately $2.7 billion of additional indebtedness.

3.    Value of Financial Instruments

      The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                               December 31, 1997             December 31, 1996
                                                           ------------------------      -------------------------
                                                             Carrying        Fair          Carrying        Fair
                                                              Amount         Value          Amount         Value
                                                           ------------    --------      ------------    ---------
                                                                             (millions of dollars)

      Nonderivatives:
         Financial assets:
           Cash and cash equivalents...................       $     5.2     $     5.2       $   34.2      $   34.2
           Note receivable from a related party........           265.9         265.9          168.7         168.7
           Note receivable - other.....................               -             -           18.5          17.2

         Financial liabilities:
           Long-term debt..............................           500.0         606.9          500.0         571.6

      The note receivable from a related party is at a floating market rate of interest and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated fair value of the note receivable - other was calculated based on the market rate of interest at December 31, 1996. The estimated values of the Company's long-term debt are based on interest rates at December 31, 1997 and 1996, respectively, for new issues with similar remaining maturities.

4.    Litigation, Environmental and Regulatory Matters

      - Litigation Matters

      In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company will file responsive pleadings denying these allegations.

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

- Environmental Matters

      The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company spent approximately $2.8 million in 1997 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

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

      There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health.

      Future information and developments will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

- Regulatory Matters

      From November 1, 1992 to November 1, 1993, gas inventory demand charges were collected from the Company's former resale customers. This method of gas cost recovery required refunds for any over-collections. In April 1994, the Company filed with the FERC a refund report showing over-collections and proposing refunds totaling $45.1 million. Certain customers disputed the level of those refunds. The FERC approved the Company's refund allocation methodology and the Company, in March 1995, paid undisputed refunds of $45.1 million, together with applicable interest, subject to further investigation of customers' claims. The FERC's approval of the Company's refund allocation methodology was upheld by the United States Court of Appeals for the D.C. Circuit in April 1996. Disputed issues related to the refunds are the subject of further proceedings before the FERC. In March 1997, an Initial Decision was issued, which adopted most of ANR Pipeline's positions. On March 12, 1998 the FERC affirmed the Initial Decision in almost all aspects. Parties may seek rehearing in thirty days.

      In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order.

On remand, the FERC (1) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (2) reduced from twenty years to five years, the term "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. The Company and others have sought rehearing of certain aspects of the Order on remand. Further, the Company's compliance filing regarding the level of costs to be allocated to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC. Several persons have also separately appealed the rate aspects of the FERC's orders approving the Company's Order 636 restructuring filings and those appeals are the subject of further proceedings before the Court. Since the approved rate case settlement discussed below has become effective, these appeals will be voluntarily dismissed.

      The Company filed a general rate increase on November 1, 1993. Issues related to the general rate increase are the subject of continuing FERC and judicial proceedings. Under a March 1994 order, certain costs were reduced or eliminated, resulting in revised rates that reflect a $182.8 million increase over the cost of service underlying the Company's approved rates for its Order 636 restructured services. In September 1994, the FERC accepted the Company's filing to place the new rates into effect May 1, 1994, subject to further modifications. The Company submitted revised rates in compliance with this order in October 1994. In January 1997, an Initial Decision was issued on the issues set for hearing by the March 1994 order. That Initial Decision, which accepted some but not all of the Company's rate change proposals, does not take effect until reviewed by the FERC. ANR Pipeline and other parties have filed exceptions regarding some of the findings in the Initial Decision. On October 17, 1997, the Company filed a comprehensive settlement that will resolve all issues in the proceeding, as well as result in the voluntary dismissal of pending court appeals. Under the settlement, the Company agreed to place the settlement rates in effect on November 1, 1997, subject to the prospective restoration of the Company's currently filed rates (subject to refund) if the settlement is not approved. By order issued October 31, 1997, the FERC authorized the Company to proceed on that basis. The settlement includes provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that will enable ANR Pipeline to charge higher rates for shippers electing to purchase such service. The settlement is either supported by or not opposed by all active parties in the proceeding. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service. The FERC also addressed two of the three reserved matters that the parties had requested it decide on the merits. On March 16, 1998, the Company filed written notification with the FERC that the order on the settlement was acceptable to the Company and all parties, and the settlement became effective as of such date. The approved settlement includes a stipulation that the Company will refund $66.6 million, which includes interest, for rates collected during the period its proposed rates were in effect. Pursuant to the settlement, all refunds must be remitted within thirty days of the effective date. During the period the proposed rates were in effect, the Company estimated and recorded provisions for potential rate refunds, which exceed the final refund requirements.

      The FERC has also issued a series of orders in the Company's rate proceeding that apply a new policy governing the order of attribution of revenues received by the Company related to transition costs under Order 636. Under that new policy, the Company is required to first attribute the revenues it receives for its services to the recovery of its transition costs under Order 636 rather than to the recovery of its base cost of service. The FERC's change in its revenue attribution policy has the effect of understating the Company's currently effective maximum rates and accelerating its amortization of transition costs for regulatory accounting purposes. In light of the FERC's policy, the Company filed with the FERC to increase its discount recovery adjustment in its rate proceeding. The Company also sought judicial review of these orders before the United States Court of Appeals for the D.C. Circuit, which appeals were dismissed as premature in light of the pending general rate increase proceeding discussed above. As a result of the rate case settlement described above, the Company can no longer pursue such judicial review of the specific orders involved.

      In May 1997, certain of the Company's customers filed a motion with the FERC for immediate refund of approximately $77 million, which is related to the Company's settlement with Dakota Gasification Company. The Company responded to the FERC, demonstrating that the customers' claim is grossly overstated by identifying the appropriate amounts to be refunded to its customers. On June 30, 1997, the Company paid such refunds (totaling $21.1 million) to its customers. On December 2, 1997, the FERC issued an order rejecting the customers' claims, and found that the Company had properly calculated the level of refunds due to the customers. The FERC's decision on this matter is now final because the customers did not seek rehearing.

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

5.    Lease Commitments

      The Company is the lessee of eight storage fields under capital leases from an affiliate. The storage field leases expire on May 1, 2003. However, the Company has the option to extend each of the leases for up to two successive five-year periods. The net present value of the future minimum lease payments is included as part of "Property, Plant and Equipment" in the Company's Consolidated Balance Sheet as follows (millions of dollars):

                                                           December 31,
                                                       --------------------
                                                          1997      1996
                                                       ---------  ---------

       Storage property...........................     $   122.1  $   122.1
       Less:  Accumulated depreciation............         113.5      110.5
                                                       ---------  ---------

                                                       $     8.6  $    11.6
                                                       =========  =========

      The annual provision for depreciation included as a part of depreciation and amortization expense was $3 million for 1997, 1996 and 1995.

      Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 are as follows (millions of dollars):

           Year ending December 31:
              1998..........................................  $    7.4
              1999..........................................       6.8
              2000..........................................       5.7
              2001..........................................       4.5
              2002 through 2003.............................       4.4
                                                              --------
              Total minimum lease payments..................      28.8

              Less:  Amount representing executory costs....       7.4
                                                              --------

              Net minimum lease payments....................      21.4

              Less:  Amount representing interest...........      12.8
                                                              --------

              Present value of net minimum lease payments...  $    8.6
                                                              ========

      Operating lease rentals included in operating expenses amounted to $15 million for 1997, 1996 and 1995, respectively. Aggregate minimum lease payments under existing noncapitalized, long-term leases are estimated to be $13 million for each of the years 1998 through 2002, and $78.8 million thereafter.

6.    Taxes On Income

      Provisions for income taxes are composed of the following (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------
      Federal:
         Currently payable...................................................    $   87.0    $   93.3    $   98.6
         Deferred ...........................................................         1.9    (   18.7)   (   17.2)
                                                                                 --------    --------    --------
                                                                                     88.9        74.6        81.4
                                                                                 --------    --------    --------
      State and City:
         Currently payable...................................................         9.3        13.2         6.8
         Deferred ...........................................................           -    (    1.5)   (    1.4)
                                                                                 --------    --------     -------
                                                                                      9.3        11.7         5.4
                                                                                 --------    --------    --------

           Total income taxes................................................    $   98.2    $   86.3    $   86.8
                                                                                 ========    ========    ========

      Provisions for income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------

      Tax expense computed by applying the U.S. federal income tax rate
         of 35%..............................................................    $   93.4    $   79.3    $   83.3

      Increases (reductions) in taxes resulting from:
         State and city income taxes reduced by federal income tax benefit...         6.0         7.6         3.5
         Normalization adjustment for liberalized depreciation...............    (     .9)   (    1.1)          -
         Other...............................................................    (     .3)         .5           -
                                                                                 --------    --------    --------
             Taxes on income.................................................    $   98.2    $   86.3    $   86.8
                                                                                 ========    ========    ========

      Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (millions of dollars):

                                                             December 31,
                                                        --------------------
                                                          1997        1996
                                                        --------    --------

      Depreciation...................................   $  196.0    $  192.4
      Other..........................................       14.0        12.0
                                                        --------    --------
         Deferred tax liabilities....................      210.0       204.4
                                                        --------    --------

      Provision for regulatory matters...............   (   69.5)   (   54.0)
      Inventory capitalization.......................   (    1.6)   (    1.6)
      Purchased gas and other recoverable costs......   (   23.2)   (   33.3)
      Benefit plans and accrued expenses.............   (   12.2)   (   12.3)
      Certain lease costs............................   (    8.3)   (    9.0)
      Other..........................................   (    9.0)   (   10.9)
                                                        --------    --------
         Deferred tax assets.........................   (  123.8)   (  121.1)
                                                        --------    --------

         Deferred income taxes.......................   $   86.2    $   83.3
                                                        ========    ========

      Coastal and the Internal Revenue Service ("IRS") Appeals Office have reached a final settlement of the adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987. The IRS has subsequently proposed additional adjustments to those returns, and Coastal will contest these adjustments before the IRS Appeals

Office. Coastal's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of Coastal's federal income tax returns for 1991, 1992, 1993 and 1994 began in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

7.    Benefit Plans

      The Company participates with its affiliates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1997, the Plan did not have an unfunded accumulated benefit obligation. ANR Pipeline made no contributions to the Plan for 1997, 1996 or 1995. Assets of the Plan are not segregated or restricted by its participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

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

      ANR Pipeline also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $5.6 million for each of 1997 and 1996 and $6 million for 1995.

      The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services. Certain costs were deferred and amortized through October 31, 1996 to reflect the impact of rate regulation. Effective November 1, 1996, these costs are no longer deferred and amortized as a result of the Company's discontinued application of FAS No. 71. Additional information concerning FAS No. 71 is set forth in Note 1 of Notes to Consolidated Financial Statements included herein.

      The following tables set forth the accumulated postretirement benefit obligation recognized in the Company's Consolidated Balance Sheet as of December 31, 1997 and 1996 and the benefit cost for the years ended December 31, 1997, 1996 and 1995 (millions of dollars):

                                                                                               1997        1996
                                                                                             --------    --------
      Accumulated postretirement benefit obligation:

         Retirees.........................................................................   $(  39.9)   $(  43.8)
         Fully eligible plan participants.................................................   (     .1)   (     .1)
         Other active plan participants...................................................   (    9.6)   (    8.6)
                                                                                             --------    --------
                                                                                             (   49.6)   (   52.5)

      Plan assets at fair value...........................................................       15.2        18.1
                                                                                             --------    --------

      Accumulated postretirement benefit obligation in excess of plan assets..............   (   34.4)   (   34.4)
      Unrecognized net transition obligation..............................................       43.3        47.7
      Unrecognized net gain from past experience different from
         that assumed.....................................................................   (   16.4)   (   15.8)
                                                                                             --------    --------

      Postretirement benefit obligation included in Consolidated Balance Sheet............   $(   7.5)   $(   2.5)
                                                                                             ========    ========

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1997        1996        1995
                                                                                 --------    --------    --------

       Net periodic postretirement benefit cost consisted of the following components:

           Service cost - benefits earned during the period..................    $     .4    $     .5    $     .5
           Interest cost on accumulated postretirement benefit obligation....         3.3         3.6         4.1
           Amortization of transition obligation.............................         2.9         3.0         3.1
           Return on assets, net of deferrals................................    (    1.6)   (    1.2)   (    1.3)
                                                                                 --------    --------    --------
           Net periodic postretirement benefit cost..........................         5.0         5.9         6.4
           Deferred regulatory amounts.......................................           -          .3    (    1.2)
                                                                                 --------    --------    --------
         Net postretirement benefit cost recognized in Statement of
            Consolidated Earnings............................................    $    5.0    $    6.2    $    5.2
                                                                                 ========    ========    ========

      The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.7% in 1997, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 10.4% and 11.2% in 1996 and 1995, respectively. A one percentage point increase in the assumed health care cost trend rate for each year would increase both the accumulated postretirement benefit obligation and the net postretirement health care cost as of December 31, 1997 by approximately 5.5%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.25%.

8.    Transactions with Major Customers and Related Parties

      -  Major Customers:

          The Statement of Consolidated Earnings includes revenues from major customers amounting to 10% or more of the Company's consolidated revenues as follows (millions of dollars):

                                                           1997                  1996                  1995
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------

      Wisconsin Gas Company......................   $   89.5     12.2%    $   83.9     11.0%    $   94.6    11.5%

          Revenues from any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31,
     1997, 1996 and 1995.

      -    Related Parties:

          "Operation and maintenance" expenses within the Statement of Consolidated Earnings includes affiliate and other related party transactions as follows (millions of dollars):

                                                                                   1997        1996        1995
                                                                                 --------    --------    --------

      Storage and transportation expense - affiliates........................    $   11.7    $   13.7    $   18.0
      Storage and transportation expense - other related parties.............        29.9        40.6        41.2
      Services provided at cost - affiliates.................................        22.5        22.8        24.4
      Facilities rental expense - affiliates.................................        17.3        18.9        16.5

      Services provided by the Company at cost for affiliated companies were $9.3 million for 1997, $9.9 million for 1996 and $10.3 million for 1995. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Such costs are allocated using a three-factor formula consisting of revenues, property and payroll, which is reasonable and has been applied on a consistent basis.

      The Company has lease agreements with Coastal and its affiliates for the rental of office space, natural gas storage fields and certain pipeline facilities. At December 31, 1997, the Company's investment in an affiliate, Coastal Medical Services, Inc., was $74 million. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

      ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1997, the Company had advanced $265.9 million to an associated company at a market rate of interest. Such amount is repayable on demand.

9.    Quarterly Results of Operations (Unaudited)

      The results of operations by quarter for the years ended December 31, 1997 and 1996 were (millions of dollars):

                                                                                1997 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------     ---------     --------     ---------

      Revenues................................................  $   219.3     $   166.3     $  163.1     $   181.0
      Total costs and expenses................................      159.4         136.2        134.3         130.9
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    59.9     $    30.1     $   28.8     $    50.1
                                                                =========     =========     ========     =========


                                                                                1996 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------     ---------     --------     ---------

      Revenues................................................  $   215.0     $   173.7     $  160.6     $   214.3
      Total costs and expenses................................      169.7         144.8        139.1         169.7
                                                                ---------     ---------     --------     ---------
         Earnings before extraordinary item...................       45.3          28.9         21.5          44.6
         Extraordinary item*..................................          -             -            -     (   163.9)
                                                                ---------     ---------     --------     ---------
         Net earnings (loss)..................................  $    45.3     $    28.9     $   21.5     $(  119.3)
                                                                =========     =========     ========     =========

* Effective November 1, 1996, ANR Pipeline discontinued the application of regulatory accounting principles under FAS No. 71. As a result, the Company recorded an extraordinary charge to income in 1996 of $163.9 million, net of income taxes. Additional information concerning FAS No. 71 is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of Notes to Consolidated Financial Statements included herein.

                                  EXHIBIT INDEX


Exhibit
Number                                      Document
-------       ----------------------------------------------------------------
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

 (4.1)+ Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994 for the $125 million of 7-3/8% Debentures due February 15, 2024. (Filed as Exhibit 4.4 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.)

(10.1)+ Agreement for Consulting Services between ANR Pipeline and Harold Burrow, dated as of January 1, 1996. (Filed as Exhibit 10.3 to ANR Pipeline's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

  (21)*       Subsidiaries of the Company.

  (24)*       Power of Attorney (included on signature pages herein).

  (27)*       Financial Data Schedule.

----------------------

Note:

+ Indicates documents incorporated by reference from the prior filings indicated.
*     Indicates documents filed herewith.