Form 10-Q
period 1998-03-31
ANR PIPELINE CO
filed 1998-05-15
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                                       OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

     As of April 30, 1998, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1. Financial Statements.

     The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1997, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                                     ASSETS                                         1998                1997
                                                                                ---------------     ------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $       3.5        $       5.2
   Notes receivable from related party.....................................             227.8              265.9
   Accounts receivable:
      Others...............................................................              17.8               35.9
      Related parties......................................................              18.3               14.7
   Materials and supplies, at average cost.................................              28.0               28.3
   Current deferred income taxes...........................................              49.0               74.7
                                                                                  -----------        -----------
                                                                                        344.4              424.7
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,384.1            3,372.9
   Less - Accumulated depreciation.........................................           2,134.5            2,125.6
                                                                                  -----------        -----------
                                                                                      1,249.6            1,247.3
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              55.5               46.3
      Other................................................................              74.1               74.1
   Deferred charges and other..............................................              22.7               21.4
                                                                                  -----------        -----------
                                                                                        152.3              141.8
                                                                                  -----------        -----------

                                                                                  $   1,746.3        $   1,813.8
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1998                1997
                                                                                ---------------     ------------
                                                                                  (Unaudited)

Current Liabilities:
   Accounts payable:
      Others...............................................................       $    68.4          $    74.1
      Related parties......................................................             7.8                9.9
   Taxes on income.........................................................            38.1               37.2
   Other taxes.............................................................            22.9               24.1
   Provision for regulatory and other matters..............................            73.3              180.6
   Other...................................................................            75.6               22.9
                                                                                  ---------          ---------
                                                                                      286.1              348.8
                                                                                  ---------          ---------

Long-Term Debt ............................................................           497.9              497.9
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           157.7              160.9
   Other deferred credits:
      Others...............................................................           108.3              119.2
      Related parties......................................................            26.4               27.0
                                                                                  ---------          ---------
                                                                                      292.4              307.1
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           203.6              193.7
                                                                                  ---------          ---------
                                                                                      669.9              660.0
                                                                                  ---------          ---------

                                                                                  $ 1,746.3          $ 1,813.8
                                                                                  =========          =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

Revenues:
   Storage and transportation:
      Others............................................................................    $   206.7   $   188.5
      Related parties...................................................................          2.4         6.1
   Other revenues:
      Others............................................................................         22.5         4.7
      Related parties...................................................................          9.3        20.0
                                                                                            ---------   ---------
                                                                                                240.9       219.3
                                                                                            ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others............................................................................         82.7        70.0
      Related parties...................................................................         15.9        24.8
   Depreciation and amortization........................................................          8.8        13.3
   Interest expense.....................................................................         13.4        15.8
   Taxes on income......................................................................         30.2        35.5
                                                                                            ---------   ---------
                                                                                                151.0       159.4
                                                                                            ---------   ---------

Net Earnings............................................................................    $    89.9   $    59.9
                                                                                            =========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   -------------------------
                                                                                      1998            1997
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $    89.9        $   59.9
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................          8.9            14.1
         Net (increase) decrease in working capital:
           Others..............................................................    (    39.4)           29.4
           Related parties.....................................................    (     5.6)       (    8.0)
         Net change in other assets/liabilities................................    (      .3)            8.6
                                                                                   ---------        --------
           Total adjustments...................................................    (    36.4)           44.1
                                                                                   ---------        --------

         Net cash provided by operating activities.............................         53.5           104.0
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from related party...................         38.1        (   83.4)
   Capital expenditures........................................................    (    13.3)       (   19.1)
                                                                                   ---------        --------

         Net cash provided by (used in) investing activities...................         24.8        (  102.5)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (    80.0)              -
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    80.0)              -
                                                                                   ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................    (     1.7)            1.5

Cash and Cash Equivalents at Beginning of Period...............................          5.2            34.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     3.5        $   35.7
                                                                                   =========        ========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows. Effective October 1, 1997, the depreciation rates associated with certain of the Company's assets were revised, which had the effect of increasing net earnings by $3.7 million for the three-month period ending March 31, 1998.

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS 132"), in 1998. FAS 132, which revises employer disclosures regarding pension plans and other postretirement plans, is not expected to have a material effect on the Company's consolidated financial statements.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), to be effective for periods beginning after December 15, 1998. The Company adopted SOP 98-1 in 1998. SOP 98-1 establishes standards for the treatment of costs associated with software developed or obtained for internal use. SOP 98-1 is not expected to have a material effect on the Company's consolidated financial statements.

     The AICPA has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in other revenues amounted to $6.4 million and $12.3 million for the three-month periods ended March 31, 1998 and 1997, respectively. Cost of gas included in operation and maintenance amounted to $6.1 million and $11.3 million for the three-month periods ended March 31, 1998 and 1997, respectively.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $7.1 million and $6.8 million for the three-month periods ended March 31, 1998 and 1997, respectively. Cash payments of income taxes amounted to $23.1 million and $20.3 million for the three-month periods ended March 31, 1998 and 1997, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1998         1997
                                                                                            ---------   ---------
                                                                                                  (Unaudited)

      Federal Income Taxes:
         Currently payable..............................................................    $    19.9   $    37.5
         Deferred.......................................................................          5.2   (     5.3)
                                                                                            ---------   ---------
                                                                                                 25.1        32.2
      State and City Income Taxes.......................................................          5.1         3.3
                                                                                            ---------   ---------
                                                                                            $    30.2   $    35.5
                                                                                            =========   =========

3.   Common Stock

     All of the issued and outstanding common stock of the Company is owned by American Natural Resources Company, a wholly owned subsidiary of Coastal Natural Gas Company. Coastal Natural Gas Company is a wholly owned subsidiary of The Coastal Corporation ("Coastal"). Therefore, earnings and cash dividends per common share have no significance and are not presented.

4.   Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices and seeks damages in the amount of at least $100 million and punitive damages of at least three times that amount. Plaintiffs' counsel are seeking to have the suit certified as a class action. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations.

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

     Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $42 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $0.4 million. The Company has settled two sites, one of which required no payment and the second required a payment of approximately $15,000.

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $12 million, which will be expended over a period of two to ten years and for which appropriate provisions have been made.

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

     Regulatory Matters

     From November 1, 1992 to November 1, 1993, under an interim sales program, the Company collected monthly gas inventory charges ("GIC") from its former sales customers. The GIC compensated ANR Pipeline for the fixed cost of maintaining an inventory of gas supply in order to meet its firm sales obligations. In April 1994, the Company filed with the Federal Energy Regulatory Commission ("FERC") a reconciliation report comparing its total gas costs and revenues under the interim sales program and proposing refunds to customers totaling $45.1 million. Certain customers disputed the level of those refunds, and the FERC directed that a hearing be held. On March 12, 1998 the FERC issued an Order which adopted most of the Company's positions, but required some additional refunds. No party took rehearing of the Order and it became final. On April 13, 1998, the Company submitted a revised reconciliation report consistent with the FERC's Order, which report is subject to further proceedings.

     The Company filed a general rate increase application on November 1, 1993. The FERC permitted the Company to place increased rates into effect on May 1, 1994, subject to refund and hearing procedures. After extensive procedures, an administrative law judge issued an Initial Decision in January 1997 which accepted some but not all of the Company's proposed increase. The Company and other parties thereafter filed exceptions regarding certain of the findings in that Initial Decision. While those exceptions were pending review by the FERC, the Company filed a comprehensive settlement to resolve all issues in the proceeding. The settlement included provisions for lower rates, refunds, procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that would enable the Company to charge higher rates for shippers electing to purchase such new service. By order issued February 13, 1998, the FERC approved the settlement in all respects, other than the proposed new short-term firm service, and addressed two of the three reserved matters that the parties had requested the FERC to decide on the merits. The settlement became effective on March 16, 1998, and on April 15, 1998, the Company paid refunds of $66.6 million, which included interest, required by the settlement. During the period the higher rates had been in effect, the Company estimated and recorded provisions for these potential rate refunds, which exceeded the final refund requirements by $38.7 million. Certain proceedings related to the settlement's reserved matters are still pending before the FERC.

     In July 1996, the United States Court of Appeals for the D.C. Circuit upheld the basic structure of the FERC's Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. On remand, the FERC (i) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (ii) reduced from a twenty-year term to a five-year term, the "cap" to be applied to evaluation of bids for renewal of contracts on existing volumes. The Company and others have sought rehearing of certain aspects of the Order on remand. Further, the Company's compliance filing regarding the level of costs to be allocated to interruptible service was accepted by the FERC as part of an uncontested settlement following further proceedings before the FERC.

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


Item 2.A. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements reflecting the Company's expectations and objectives in the near future; however, many factors which may affect the actual results, including natural gas prices, market and economic conditions, industry competition and changing regulations, are difficult to predict. Accordingly, there is no assurance that the Company's expectations and objectives will be realized. The forward-looking statements contained herein are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

                         Liquidity and Capital Resources

     General. Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

     Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. The Company anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations. Additionally, appropriate governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund, as reauthorized, imposes liability, without regard to fault or the legality of the original act, for disposal of a "hazardous substance." The Company has been named as a potentially responsible party in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $42 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $0.4 million. The Company has settled two sites, one of which required no payment and the second required a payment of approximately $15,000.

     There are additional areas of environmental investigation and remediation responsibilities to which the Company may be subject. The states also have regulatory programs that mandate environmental investigation and cleanup. In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $12 million, which will be expended over a period of two to ten years and for which appropriate provisions have been made.

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

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1998 in comparison to the same period in 1997 is a result of the following:

     Revenues. Storage and transportation revenues increased by $14.5 million for the three-month period ending March 31, 1998 as compared to the same period in 1997. The increase was primarily the result of net adjustments to provisions for rate related contingencies of $38.7 million as a result of the Company's rate case settlement, which became effective March 16, 1998. These adjustments were partially offset by (a) lower revenues of $7.5 million resulting from warmer than normal weather and continued intensified competition across the United States natural gas industry, (b) a decrease in surcharge and other revenue adjustments of $10.9 million and (c) reduced pass-through recoveries of $3.3 million which are offset in operation and maintenance.

     Other revenue increased by $7.1 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The primary factors were increased interest income partially offset by reduced gas sales revenue resulting from a reduction in the quantity of gas auctioned on the open market.

     Operation and Maintenance. Operation and maintenance expenses increased by $3.8 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase was the result of nonrecurring charges of $16.1 million, primarily due to a provision recorded in the first quarter of 1998 for environmental regulatory compliance. This increase was partially offset by lower gas purchase costs of $5.2 million and reduced third party transportation services of $3.3 million.

     Depreciation and Amortization. Depreciation expense decreased by $4.5 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The decrease was primarily due to a revision of depreciation rates as discussed in Note 1 of Notes to Consolidated Financial Statements.

     Taxes on Income. Taxes on income decreased by $5.3 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The decrease was primarily due to an adjustment of excess accumulated deferred income taxes.

Item 2.B. Other Development.

     An affiliate of ANR Pipeline owns a one-third general partnership interest in the proposed Independence Pipeline project. The proposed Independence Pipeline project consists of the construction of 400 miles of 36-inch diameter pipe, with an annual designed delivery capacity of 917 MMcf per day. The in-service date of the Independence Pipeline project has been revised to November 2000, subject to receipt of satisfactory regulatory approvals.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ANR PIPELINE COMPANY
                                                           (Registrant)

Date:  May 14, 1998                              By:    WILLIAM L. JOHNSON
                                                    --------------------------
                                                       William L. Johnson
                                                      Senior Vice President
                                                    (As Authorized Officer and
                                                     Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------------------------------------------------------------------------------
  27            Financial Data Schedule