Form 10-Q
period 1998-06-30
ANR PIPELINE CO
filed 1998-08-13
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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



                           ---------------------------




     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 1998, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                    June 30,        December 31,
                                     ASSETS                                           1998              1997
                                                                                   -----------      ------------
                                                                                   (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................         $      6.4       $      5.2
   Notes receivable from related party.....................................              195.2            265.9
   Accounts receivable:
      Others...............................................................                9.4             35.9
      Related parties......................................................               18.1             14.7
   Materials and supplies, at average cost.................................               28.0             28.3
   Current deferred income taxes...........................................               27.0             77.3
                                                                                    ----------       ----------
                                                                                         284.1            427.3
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,406.7          3,372.9
   Less - Accumulated depreciation.........................................            2,143.5          2,125.6
                                                                                    ----------       ----------
                                                                                       1,263.2          1,247.3
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               48.3             46.3
      Other................................................................               74.1             74.1
   Deferred charges and other..............................................               34.1             21.4
                                                                                    ----------       ----------
                                                                                         156.5            141.8
                                                                                    ----------       ----------

                                                                                    $  1,703.8       $  1,816.4
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                           1998               1997
                                                                                 -------------      ------------
                                                                                  (Unaudited)

Current Liabilities:
   Accounts payable:
      Others...............................................................       $   101.6          $    74.1
      Related parties......................................................             8.0                9.9
   Taxes on income.........................................................            17.6               37.2
   Other taxes.............................................................            24.1               24.1
   Provision for regulatory and other matters..............................               -              180.6
   Other...................................................................            47.0               22.9
                                                                                  ---------          ---------
                                                                                      198.3              348.8
                                                                                  ---------          ---------

Long-Term Debt ............................................................           497.9              497.9
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           157.8              163.5
   Other deferred credits:
      Others...............................................................           116.5              119.2
      Related parties......................................................            25.6               27.0
                                                                                  ---------          ---------
                                                                                      299.9              309.7
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           241.4              193.7
                                                                                  ---------          ---------
                                                                                      707.7              660.0
                                                                                  ---------          ---------

                                                                                  $ 1,703.8          $ 1,816.4
                                                                                  =========          =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    132.0  $    142.4   $   338.7   $   330.9
      Related parties...........................................          1.5         4.7         3.9        10.8
   Other revenues:
      Others....................................................         26.1         4.8        48.6         9.5
      Related parties...........................................          6.8        14.4        16.1        34.4
                                                                   ----------  ----------   ---------   ---------
                                                                        166.4       166.3       407.3       385.6
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         68.2        62.7       150.9       132.7
      Related parties...........................................         18.5        26.2        34.4        51.0
   Depreciation and amortization................................          9.0        14.1        17.8        27.4
   Interest expense.............................................         10.1        15.7        23.5        31.5
   Taxes on income..............................................         22.8        17.5        53.0        53.0
                                                                   ----------  ----------   ---------   ---------
                                                                        128.6       136.2       279.6       295.6
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     37.8  $     30.1   $   127.7   $    90.0
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1998            1997
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $   127.7        $   90.0
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         18.0            28.9
         Net (increase) decrease in working capital:
           Others..............................................................    (   122.5)           46.7
           Related parties.....................................................    (     5.3)       (    3.7)
         Net change in other assets/liabilities................................         25.2        (    2.9)
                                                                                   ---------        --------
           Total adjustments...................................................    (    84.6)           69.0
                                                                                   ---------        --------

         Net cash provided by operating activities.............................         43.1           159.0
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from:
      Others...................................................................            -            18.5
      Related party............................................................         70.7        (  130.8)
   Capital expenditures........................................................    (    32.6)       (   56.6)
                                                                                   ---------        --------

         Net cash provided by (used in) investing activities...................         38.1        (  168.9)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (    80.0)              -
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    80.0)              -
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................          1.2        (    9.9)

Cash and Cash Equivalents at Beginning of Period...............................          5.2            34.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     6.4        $   24.3
                                                                                   =========        ========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows. Effective October 1, 1997, the depreciation rates associated with certain of the Company's assets were revised, which had the effect of increasing net earnings by $3.7 million and $7.4 million for the three- and six-month periods ended June 30, 1998, respectively.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

     Supplemental information relative to the Statement of Consolidated Earnings includes the following: Gas sales revenues included in other revenues amounted to $6.3 million and $12.7 million for the three- and six-month periods ended June 30, 1998, respectively, and $7.7 million and $20 million for the same periods in 1997, respectively. Cost of gas included in operation and maintenance amounted to $5.2 million and $11.3 million for the three- and six-month periods ended June 30, 1998, respectively, and $6 million and $17.3 million for the same periods in 1997, respectively.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $37.6 million and $25.5 million for the six-month periods ended June 30, 1998 and 1997, respectively. Cash payments of income taxes amounted to $44.3 million and $60.8 million for the six-month periods ended June 30, 1998 and 1997, respectively.

2. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable......................................   $       .7  $     13.1   $    20.6   $    50.6
         Deferred...............................................         20.2         2.7        25.4   (     2.6)
                                                                   ----------  ----------   ---------   ---------
                                                                         20.9        15.8        46.0        48.0
      State and City Income Taxes...............................          1.9         1.7         7.0         5.0
                                                                   ----------  ----------   ---------   ---------
                                                                   $     22.8  $     17.5   $    53.0   $    53.0
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

     Regulatory Matters

     Under an interim gas sales program that was in effect from November 1, 1992 to November 1, 1993, ANR Pipeline collected monthly charges from its former sales customers. The monthly charges were intended to compensate the Company for the costs of maintaining an inventory of gas supply to meet its firm sales obligations under that program. In April 1994, ANR Pipeline filed with the Federal Energy Regulatory Commission ("FERC") a reconciliation report, comparing its total costs and revenues under that interim sales program, and proposing refunds totaling $45.1 million (which refunds, together with applicable interest, were paid in March 1995). After certain customers disputed this level of proposed refunds, and following a FERC hearing on the matter, the FERC issued an order in March 1998, which adopted most of ANR Pipeline's positions, but required additional refunds. No party sought rehearing of the March 1998 order and it became final. As required by the March 1998 order, ANR Pipeline submitted a revised reconciliation report on April 13, 1998. The April 1998 filing was accepted by FERC order issued June 12, 1998, and that FERC order has subsequently become final. In June 1998, ANR Pipeline paid additional refunds and interest of approximately $7 million in compliance with the revised reconciliation report.

     ANR Pipeline filed a general rate increase application with the FERC on November 1, 1993. The FERC permitted the Company to place its increased rates into effect on May 1, 1994, subject to refund and hearing procedures. After extensive procedures, an administrative law judge issued an Initial Decision in January 1997, which accepted some of ANR Pipeline's proposed changes, but rejected others. ANR Pipeline and other parties filed exceptions to certain of the findings in the Initial Decision. Before the FERC reviewed the exceptions, ANR Pipeline filed a comprehensive settlement to resolve all outstanding issues in the case. The settlement included provisions for lower rates, refunds and procedures to resolve certain reserved matters, as well as a proposal for a new short-term firm service that would allow ANR Pipeline to charge higher rates for shippers electing to purchase such service. By order issued February 13, 1998, the FERC approved the settlement in all respects, except the proposed new short-term firm service (which was rejected by the FERC), and addressed two of the three reserved matters that the parties had requested the FERC review. The settlement became effective on March 16, 1998 and, in compliance with the settlement, ANR Pipeline paid refunds and interest of $66.6 million on April 15, 1998. ANR Pipeline had estimated and recorded provisions for potential rate refunds, which exceeded the final refund requirements by $38.7 million. On June 3, 1998, the FERC denied rehearing of its February 13, 1998 order. The proceeding is now final in all respects, other than disposition of the remaining reserved matter which is still pending before the FERC.

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. Comments on both of these matters are due on November 9, 1998.

     In July 1996, the United States Court of Appeals for the D. C. Circuit upheld the basic structure of FERC Order 636 (issued in April 1992), but remanded to the FERC, for further consideration, certain limited aspects of the Order. In response to the remand, the FERC issued Order 636-C on February 27, 1997. Order 636-C: (i) reaffirmed the right of pipelines to recover 100% of their prudently incurred transition costs, but required pipelines to file within 180 days a proposal for the level of costs to be allocated to interruptible transportation customers; and (ii) reduced from 20 years to five years, the maximum "cap" to be included in bids to renew existing contracts in order to retain capacity. The Company and others sought rehearing and clarification of Order 636-C, and ANR Pipeline also made the appropriate compliance filings with the FERC. While rehearing was pending, however, ANR Pipeline's proposal to retain its current transition cost allocation level to interruptible service was accepted by the FERC as part of an uncontested settlement. As to the term "cap" issue, in its order on rehearing (Order No. 636-D issued May 28, 1998), the FERC confirmed that it would consider the existence of settlements in determining whether any existing contracts should be shortened. ANR Pipeline did not appeal Orders 636-C and 636-D, but certain other parties have submitted appeals.

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

     The Financial Accounting Standards Board has issued FAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact of FAS 133.

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

                              Results of Operations

     The change in the Company's earnings for the three-and six-month periods ended June 30, 1998 in comparison to the same periods in 1997 is a result of the following:

     Revenues. Storage and transportation revenues decreased by $13.6 million for the three-month period ended June 30, 1998 and increased by $0.9 million for the six-month period ended June 30, 1998 as compared to the same periods in 1997. The primary factors contributing to the change in revenues for the three-and six-month periods were a) lower revenues of $8.1 million and $15.6 million, respectively, resulting from warmer than normal weather and continued intensified competition across the United States natural gas industry, b) a decrease in surcharge and other revenue adjustments of $3.1 million and $14 million, respectively and c) reduced pass-through recoveries of $2.1 million and $5.4 million, respectively, which are offset in operation and maintenance. The above decreases for the six-month period were offset by net adjustments to provisions for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement which became effective March 16, 1998.

     Other revenues increased for the three-and six-month periods ended June 30, 1998 as compared to the same periods in 1997 by $13.7 million and $20.8 million, respectively. The increase for the three-month period primarily results from the recognition of gain on the sale of certain assets. The increase in the six-month period was primarily due to the recognition of gain on the sale of certain assets as discussed above and increased interest income of $13.2 million offset by reduced gas sales of $7.3 million resulting from a reduction in the quantity of gas auctioned on the open market.

     Operation and Maintenance. Operation and maintenance expenses decreased by $2.2 million for the three-month period ended June 30, 1998 and increased by $1.6 million for the six-month period ended June 30, 1998 as compared to the same periods in 1997. The decrease for the three-month period was primarily due to reduced pass-through expenditures. The increase for the six-month period was primarily the result of nonrecurring charges of $16.1 million, largely due to a provision recorded in the first quarter of 1998 for environmental regulatory compliance, offset by lower gas purchase costs of $6.0 million and reduced pass-through expenditures of $5.4 million.

     Depreciation and Amortization. Depreciation expense decreased for the three-and six-month periods ended June 30, 1998 as compared to the same periods in 1997 by $5.1 million and $9.6 million, respectively. The decreases were primarily due to a revision of depreciation rates as discussed in Note 1 of Notes to Consolidated Financial Statements.

     Interest Expense. Interest expense decreased for the three-and six-month periods ended June 30, 1998 as compared to the same periods in 1997 by $5.6 million and $8.0 million, respectively. The decreases were primarily due to reduced interest expense associated with provisions for regulatory matters.

     Taxes on Income. Taxes on income increased by $5.3 million for the three-month period ended June 30, 1998 as compared to the same period in 1997 primarily due to increased pre-tax income during the second quarter of 1998.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings.

     The information required hereunder is incorporated by reference into Part II of this Report from Note 4 of Notes to Consolidated Financial Statements set forth in Part I of this Report and from Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters," set forth in Part I of this Report.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            (27) Financial Data Schedule.

        (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       ANR PIPELINE COMPANY
                                                           (Registrant)

Date:  August 13, 1998                          By:     WILLIAM L. JOHNSON
                                                    --------------------------
                                                        William L. Johnson
                                                       Senior Vice President
                                                           and Controller
                                                    (As Authorized Officer and
                                                     Chief Accounting Officer)