Form 10-Q
period 1998-09-30
ANR PIPELINE CO
filed 1998-11-12
CIK 65695

================================================================================

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                                                        OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________ Commission file number 1-7320



                              ANR PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)



            Delaware                                    38-1281775
(State or other jurisdiction of
incorporation or organization)             (I.R.S. Employer Identification No.)



         500 Renaissance Center
            Detroit, Michigan                           48243-1902
(Address of principal executive offices)                (Zip Code)



       Registrant's telephone number, including area code: (313) 496-0200



                           ---------------------------





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 30, 1998, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                                     ASSETS                                         1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................       $       3.6        $       5.2
   Notes receivable from related party.....................................             200.0              265.9
   Accounts receivable:
      Others...............................................................               6.7               35.9
      Related parties......................................................              13.0               14.7
   Materials and supplies, at average cost.................................              28.1               28.3
   Current deferred income taxes...........................................              17.4               77.3
                                                                                  -----------        -----------
                                                                                        268.8              427.3
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,422.4            3,372.9
   Less - Accumulated depreciation.........................................           2,152.0            2,125.6
                                                                                  -----------        -----------
                                                                                      1,270.4            1,247.3
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              51.1               46.3
      Other................................................................              74.1               74.1
   Deferred charges and other..............................................              44.0               21.4
                                                                                  -----------        -----------
                                                                                        169.2              141.8
                                                                                  -----------        -----------

                                                                                  $   1,708.4        $   1,816.4
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.


                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      STOCKHOLDER'S EQUITY AND LIABILITIES                          1998                1997
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $      77.4        $      74.1
      Related parties......................................................               7.7                9.9
   Taxes on income.........................................................              25.9               37.2
   Other taxes.............................................................              25.4               24.1
   Provision for regulatory matters........................................                 -              180.6
   Other...................................................................              55.4               22.9
                                                                                  -----------        -----------
                                                                                        191.8              348.8
                                                                                  -----------        -----------

Long-Term Debt ............................................................             497.9              497.9
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             164.8              163.5
   Other deferred credits:
      Others...............................................................             110.2              119.2
      Related parties......................................................              24.9               27.0
                                                                                  -----------        -----------
                                                                                        299.9              309.7
                                                                                  -----------        -----------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................                .1                 .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             252.5              193.7
                                                                                  -----------        -----------
                                                                                        718.8              660.0
                                                                                  -----------        -----------

                                                                                  $   1,708.4        $   1,816.4
                                                                                  ===========        ===========





                 See Notes to Consolidated Financial Statements.


                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1998        1997        1998         1997
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    125.7  $    140.7   $   464.4   $   473.4
      Related parties...........................................           .6         1.4         4.5        10.4
   Other revenues:
      Others....................................................         38.9         6.0        87.5        15.5
      Related parties...........................................          7.5        15.0        23.6        49.4
                                                                   ----------  ----------   ---------   ---------
                                                                        172.7       163.1       580.0       548.7
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         68.5        71.5       219.4       210.1
      Related parties...........................................         17.8        16.1        52.2        61.1
   Depreciation and amortization................................          9.2        13.7        27.0        41.1
   Interest expense.............................................         11.6        15.7        35.1        47.3
   Taxes on income..............................................         24.5        17.3        77.5        70.3
                                                                   ----------  ----------   ---------   ---------
                                                                        131.6       134.3       411.2       429.9
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     41.1  $     28.8   $   168.8   $   118.8
                                                                   ==========  ==========   =========   =========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      1998            1997
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $   168.8        $  118.8
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         27.2            43.2
         Net (increase) decrease in working capital:
           Others..............................................................    (   123.9)           50.9
           Related parties.....................................................    (      .5)       (    1.6)
         Net change in other assets/liabilities................................         24.0        (    9.6)
                                                                                   ---------        --------
           Total adjustments...................................................    (    73.2)           82.9
                                                                                   ---------        --------

         Net cash provided by operating activities.............................         95.6           201.7
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from:
      Others...................................................................            -            18.5
      Related party............................................................         65.9        (  170.7)
   Capital expenditures........................................................    (    53.1)       (   80.3)
                                                                                   ---------        --------

         Net cash provided by (used in) investing activities...................         12.8        (  232.5)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (   110.0)              -
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (   110.0)              -
                                                                                   ---------        --------

Decrease in Cash and Cash Equivalents..........................................    (     1.6)       (   30.8)

Cash and Cash Equivalents at Beginning of Period...............................          5.2            34.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     3.6        $    3.4
                                                                                   =========        ========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    Summary of Significant Accounting Policies

      For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows. Effective October 1, 1997, the depreciation rates associated with certain of the Company's assets were revised, which had the effect of increasing net earnings by $3.7 million and $11.1 million for the three- and nine-month periods ended September 30, 1998, respectively.

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

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $43.3 million and $31.3 million for the nine-month periods ended September 30, 1998 and 1997, respectively. Cash payments for income taxes amounted to $45.6 million and $75.2 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

2.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   --------------------     -------------------
                                                                     1998         1997        1998        1997
                                                                   --------     -------     -------     -------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable....................................     $    7.5     $  13.9     $  28.1     $  64.5
         Deferred.............................................         15.0         1.6        40.4     (   1.0)
                                                                   --------     -------     -------     -------
                                                                       22.5        15.5        68.5        63.5
      State and City Income Taxes.............................          2.0         1.8         9.0         6.8
                                                                   --------     -------     -------     -------
                                                                   $   24.5     $  17.3     $  77.5     $  70.3
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

      In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan.

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

      Regulatory Matters

      On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all service, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The due date for comments on both of these matters has been rescheduled from November 9, 1998, to January 22, 1999.

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

      The Financial Accounting Standards Board has issued FAS 133, to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

      The AICPA has issued SOP 98-5, to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

      Year 2000 Issue. ANR Pipeline, like most other companies, is addressing the Year 2000 issue. This issue is the result of computer programs written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

      The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Systems are being reviewed in an order of priority that includes an assessment of the potential adverse effects of noncompliance as well as an assessment of the complexity of the system. Assessment has been completed for all material systems and is expected to be completed for all systems by the end of 1998. It will be necessary to modify or replace certain noncompliant software and hardware so that they will properly utilize dates beyond December 31, 1999. The Company believes that with such remediation, the Year 2000 issue can be mitigated. Necessary remediation and testing activities have begun and are planned to be completed for all material systems by mid-1999. Remaining systems modifications, replacement and testing are planned to be completed before the end of 1999.

      The Company has also begun a formal communications process with outside entities with which the Company conducts business to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, the Company has been sending letters and questionnaires to these parties and is evaluating the responses as received and is following up with those parties that have not responded. The Company does not expect any single noncompliant third party to have a material effect on the Company as it does not rely to a material extent on any single customer or supplier, including telecommunications providers, utilities and banks. However, the Company does not control these parties and there can be no assurance that third-party systems will be timely converted, or that any failure to convert would not have an adverse effect on the Company's systems. The Company will continue to cooperate and communicate with these parties to mitigate potential adverse effects.

      The Company is currently preparing and will periodically update a Year 2000 contingency plan. The primary goals of the plan are to maintain continuity of operations, timely resume any operations that have been interrupted, preserve Company assets and protect the environment. The Company's geographical distribution and customer base diversity are expected to naturally reduce the risk of major disruptions to operations due to any Year 2000-related occurrence. Similarly, the Company's distributed information systems and wide scope of relationships with financial institutions, suppliers and vendors will most likely aid in limiting and localizing any individual Year 2000 failure to specific operations or facilities. Also, in recent years, the Company has replaced or updated a significant portion of its computer hardware and software. The plan will include possible manual intervention to operate noncompliant facilities or systems until they can be modified or replaced. Notwithstanding the foregoing, due to the nature of contingency planning, there can be no assurance that such plans will acceptably mitigate the risk of material impact to the Company's operations due to any Year 2000-related incident.

      The Company has been using both external and internal resources to reprogram or replace its software and embedded systems for the Year 2000 issue. While the Company has included the Year 2000 project in its overall information systems planning process since 1996, certain systems were identified for replacement prior to the organization of the Year 2000 project. These amounts are not included in the Year 2000 project cost estimates, except where the replacement date has been accelerated in order to address Year 2000 issues. To date, the amounts incurred and expensed for developing and carrying out the plan total approximately $2 million. The total remaining cost for addressing the Year 2000 issue, which will be funded through operating cash flows, is currently estimated by management to be approximately $1 million.

      It should be noted that the ultimate amount of Year 2000 costs is difficult to estimate due to possible disruptions in business arising from Year 2000 noncompliance of vendors, suppliers, customers and other third parties over whom the Company has no control. Notwithstanding the Company's efforts, disruptions could occur in its business due to Year 2000 problems and such disruptions could have an adverse effect.

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

                              Results of Operations

      The change in the Company's earnings for the three- and nine-month periods ended September 30, 1998 in comparison to the corresponding periods in 1997 is a result of the following:

      Revenues. Storage and transportation revenues decreased for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 by $15.8 million and $14.9 million, respectively. The primary factors contributing to the decrease in revenues for the three- and nine-month periods were a) lower revenues of $9.4 million and $25.2 million, respectively, resulting from warmer than normal weather and continued intensified competition across the United States natural gas industry, b) a decrease in surcharge and other revenue adjustments of $4.3 million and $18.3 million, respectively and c) reduced pass-through recoveries of $5.4 million in the first half of 1998, which are offset in operation and maintenance. The above decreases for the nine-month period were offset by net adjustments to provisions for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement which became effective March 16, 1998.

      Other revenues increased for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 by $25.4 million and $46.2 million, respectively. The increase for the three-month period is primarily due to proceeds received from the termination of gas transportation contracts. The increase in the nine-month period was primarily due to the contract terminations previously discussed and recognition of gain on the sale of certain assets.

      Operation and Maintenance. Operation and maintenance expenses decreased by $1.3 million for the three-month period ended September 30, 1998 and increased by $0.4 million for the nine-month period ended September 30, 1998 as compared to the same periods in 1997. The increase for the nine-month period was primarily the result of nonrecurring charges of $13.2 million, largely due to a provision recorded in the first quarter of 1998 for environmental regulatory compliance, offset by lower gas purchase costs of $7.4 million and reduced third party transportation charges of $5.4 million.

      Depreciation and Amortization. Depreciation expense decreased for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 by $4.5 million and $14.1 million, respectively. The decreases were primarily due to a revision of depreciation rates as discussed in Note 1 of Notes to Consolidated Financial Statements.

      Interest Expense. Interest expense decreased for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 by $4.1 million and $12.2 million, respectively. The decreases were primarily due to reduced interest expense associated with provisions for regulatory matters.

      Taxes on Income. Taxes on income increased for the three- and nine-month periods ended September 30, 1998 as compared to the same periods in 1997 primarily due to increased pre-tax income. The increase in the nine-month period was offset by an adjustment to accumulated deferred income taxes.

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                (27)  Financial Data Schedule.

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ANR PIPELINE COMPANY
                                                    (Registrant)

Date:  November 12, 1998                 By:       WILLIAM L. JOHNSON
                                             -----------------------------
                                                   William L. Johnson
                                                  Senior Vice President
                                            and Principal Accounting Officer
                                               (As Authorized Officer and
                                                Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                    Description
------------------------------------------------------------------------------
  27                Financial Data Schedule