Form 10-K
period 1998-12-31
ANR PIPELINE CO
filed 1999-03-26
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________ to ______________

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

                           ---------------------------



     Registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Report with reduced disclosure format.


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 10, 1999, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

     Documents incorporated by reference: None

================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

         Glossary........................................................ (ii)

                                     PART I

    1.   Business........................................................  1
            Introduction.................................................  1
            Natural Gas System...........................................  1
               Operations................................................  1
                  General................................................  1
                  Transportation Services................................  1
                  Gas Storage............................................  3
                  Competition............................................  3
                Access to Gas Supply.....................................  3
                Regulations Affecting Gas System.........................  4
                   General...............................................  4
                   Rate Matters..........................................  4
                Environmental............................................  4
    2.   Properties......................................................  5
    3.   Legal Proceedings...............................................  5
    4.   Submission of Matters to a Vote of Security Holders.............  6

                                     PART II

    5.   Market for the Registrant's Common Equity and Related
         Stockholder Matters.............................................  7
    6.   Selected Financial Data.........................................  7
    7.   Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................  7
    7A.  Quantitative and Qualitative Disclosures About Market Risk......  7
    8.   Financial Statements and Supplementary Data.....................  7
    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  8

                                    PART III

    10.  Directors and Executive Officers of the Registrant...............  9
    11.  Executive Compensation........................................... 10
    12.  Security Ownership of Certain Beneficial Owners and Management... 10
    13.  Certain Relationships and Related Transactions................... 10

                                     PART IV

    14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 11



                                       (i)

                                    GLOSSARY


"ANR" means American Natural Resources Company
"ANR Pipeline" or the "Company" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company and its subsidiaries
"Bcf" means billion cubic feet
"Blue Lake" means Blue Lake Gas Storage Company in which an affiliate of the Company has a 75% ownership interest.
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" means Colorado Interstate Gas Company and its subsidiaries "Empire" means Empire State Pipeline
"EPA" means Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FAS No. 71" means Statement of Financial Accounting Standards No. 71,
    "Accounting for the Effects of Certain Types of Regulation"
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership in which affiliates of the Company have a 50% ownership interest.
"HIOS" means High Island Offshore System, L.L.C.
"JolietMarket Hub" means a gas trading area near Chicago, Illinois, interconnected with numerous pipelines, where parking, lending and other services are sold.
"MMcf" means million cubic feet
"NGA" means Natural Gas Act of 1938, as amended
"Order 636" means FERC Order No. 636 which required significant changes in services provided by interstate natural gas pipelines, including the unbundling of services.
"UTOS" means U-T Offshore System
"working gas" means that volume of gas available for withdrawal from natural gas storage fields and for use by the Company's customers


NOTES:

This Annual Report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets, changing legislation and regulations, and the impact of the Year 2000 Issue. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1. Business.

                                  INTRODUCTION

     ANR Pipeline is a Delaware corporation organized in 1945. All of ANR Pipeline's outstanding common stock is owned by ANR. ANR is a direct, wholly owned subsidiary of Coastal Natural Gas, and an indirect subsidiary of Coastal. ANR Pipeline owns and operates an interstate natural gas pipeline system. At December 31, 1998, the Company had 1,762 employees engaged in the operation of ANR Pipeline and 201 employees engaged in the operation of HIOS, ANR Storage, UTOS and Empire.



                               NATURAL GAS SYSTEM

OPERATIONS

General

     The Company is involved in the transportation, storage, gathering and balancing of natural gas. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas, Wisconsin and offshore in federal waters. The Company operates two offshore gas pipeline systems in the Gulf of Mexico which are owned by HIOS, a limited liability company, and UTOS, a general partnership, both of which are composed of ANR Pipeline subsidiaries and subsidiaries of other companies. The Company operates wholly owned and partially owned storage fields of ANR Storage in Michigan. The Company also operates Empire, an intrastate pipeline extending from Niagara Falls to Syracuse, New York, in which an affiliate of the Company has a 50% interest.

     The Company's two interconnected, large-diameter multiple pipeline systems transport gas to the Midwest and the Northeast from (a) the Hugoton Field and other fields in the Anadarko Basin in Texas and Oklahoma, (b) the Louisiana onshore and the Louisiana and Texas offshore areas and (c) gas originating in other basins received through interconnections located throughout its system.

     The Company's principal pipeline facilities at December 31, 1998 consisted of 10,600 miles of pipeline and 74 compressor stations with 1,022,031 installed horsepower. At December 31, 1998, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 5.9 Bcf per day.

Transportation Services

     The Company offers an array of transportation, storage and balancing service options under Order 636. Additional information concerning Order 636 is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

     ANR Pipeline transports gas to markets on its system and also transports gas to other markets off its system under transportation agreements with other companies, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users. Transportation service revenues amounted to $481 million for 1998 compared to $497 million for 1997 and $510 million for 1996. During 1998, approximately 23% of the Company's transportation service revenues were from its three largest customers: Wisconsin Gas Company, Wisconsin Electric Power Company Inc. and Michigan Consolidated Gas Company. Wisconsin Gas Company serves the Milwaukee metropolitan area and numerous other communities in Wisconsin. Wisconsin Electric Power Company Inc. serves the cities of Racine, Kenosha, Appleton and their surrounding areas in Wisconsin. Michigan Consolidated Gas Company serves the city of Detroit and certain surrounding areas, the cities of Grand Rapids and Muskegon, the communities of Ann Arbor and Ypsilanti and numerous other communities in Michigan. In 1998, ANR Pipeline provided approximately 67% and 30% of the total gas requirements of Wisconsin and Michigan, respectively.

     ANR Pipeline's system deliveries for the years 1998, 1997 and 1996 were as follows:

                           Total System                Daily Average
         Year               Deliveries               System Deliveries
         ----              ------------              -----------------
                               (Bcf)                      (MMcf)

         1998                  1,354                       3,710
         1997                  1,424                       3,901
         1996                  1,517                       4,145

     In September 1998, the Company received FERC approval to expand its Wisconsin system by constructing 11.7 miles of 30-inch looping and a meter station in Wisconsin. These facilities will deliver an additional 120 MMcf per day of capacity into Wisconsin from the Chicago area for a 10-cent rate. Completion of these facilities is anticipated in the summer of 1999.

     As an enhancement of the 1998 Wisconsin expansion, the Company filed with the FERC in March 1999 for approval to further expand its Wisconsin system by constructing 3 miles of 42-inch looping in Illinois and the installation of an additional 23,000 of horsepower at existing compressor stations in Illinois and Wisconsin. These facilities, which are estimated to cost $37.5 million, will deliver an additional 194 MMcf per day of capacity into Wisconsin from the Chicago area. Completion of these facilities is anticipated by late 2000.

     Together, these phased-in expansions of the Company's existing system will provide an efficient means for customers to gain access to increased supplies of natural gas at the Joliet Market Hub via flexible and economical transportation and storage services.

     Coastal has a 14.4% equity position in the corporations and partnerships comprising the Alliance Pipeline Project. The Alliance Pipeline Project is a 1,900-mile pipeline initially designed to carry 1.325 Bcf of natural gas per day and associated liquids from western Canada to the Chicago-area market center. The Alliance Pipeline will interconnect with, among other pipelines, the Company's proposed SupplyLink Project, which consists of the construction of approximately 73 miles of mainline looping and an increase in the transmission capacity on the Company's mainline between a point west of Joliet, Illinois and Defiance, Ohio by up to 750 MMcf per day. The proposed Independence Pipeline, of which a subsidiary of ANR owns a one-third general partnership interest, will interconnect with the SupplyLink Project at Defiance, Ohio and will extend to the Leidy, Pennsylvania facilities of Transcontinental Gas Pipe Line Corporation and other interstate pipelines. The proposed Independence Pipeline project consists of the construction of 400 miles of 36-inch diameter pipe, with a designed delivery capacity of more than 950 MMcf per day. In 1998, both the FERC and the Canadian National Energy Board granted approval to proceed with the construction and operation of the Alliance Pipeline system. All three projects are scheduled to be in service by the end of 2000.

     Through a subsidiary, the Company has a 40% interest in the East Breaks Gathering Company L.L.C. ("East Breaks"). East Breaks has entered into agreements with Exxon Company U.S.A. ("Exxon") and BP Amoco Plc ("BP Amoco") whereby East Breaks will own and operate pipeline facilities and provide related services for the development of the Exxon and BP Amoco Diana and Hoover prospects in the Gulf of Mexico. The pipeline facilities consist of an 85- mile pipeline (predominantly 20-inch diameter), extending from an Exxon and BP Amoco production facility in the Gulf of Mexico to a point of interconnection with the existing HIOS transmission facilities. The new pipeline will have a capacity of over 400 MMcf per day, will cost approximately $90 million and is expected to be in service in early 2000, subject to receipt of satisfactory governmental and regulatory approvals. HIOS interconnects with ANR Pipeline's transportation facilities at West Cameron Block 167, offshore Louisiana.

Gas Storage

     ANR Pipeline has approximately 202 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf as late as the end of February. Working gas storage capacity operated by ANR Pipeline of 126.3 Bcf is available from five owned and five leased underground storage facilities in Michigan. In addition, the Company has the contracted rights for 75.4 Bcf of working gas storage capacity of which 45.4 Bcf is provided by Blue Lake and 30 Bcf is provided by ANR Storage. Gas storage revenues amounted to $139 million for 1998 as compared to $146 million for 1997 and $131 million for 1996.

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

     The Company competes in its historical market areas of Wisconsin and Michigan with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. The Company also faces competition in the Northeast markets from other interstate pipelines in serving electric generation and local distribution companies. Increasingly, ANR Pipeline also competes with independent producers and other companies seeking to construct interstate transmission facilities and with a number of marketing companies which aggregate capacity released by firm shippers for the purpose of managing gas requirements for end users.


ACCESS TO GAS SUPPLY

     Shippers on ANR Pipeline have direct access to the two most prolific gas producing areas in the United States, the Gulf Coast and Mid-Continent. Statistics published by the Energy Information Agency, Office of Oil and Gas, U.
S. Department of Energy, indicate that approximately 79% of all natural gas in the lower 48 states is produced from these two areas.

     In addition, interconnecting pipelines provide shippers, in general, with access to all other major gas producing areas in the United States and Canada. An interconnection with Colorado, an affiliate of ANR Pipeline, provides ANR Pipeline shippers with access to the Rocky Mountain producing area. Rocky Mountain production contributes approximately 15% of total gas production in the lower 48 states. Gas produced in Western Canada, nearly 100% of all Canadian gas production, is accessible to ANR Pipeline shippers through existing interconnections with Great Lakes and Viking Gas Transmission Company ("Viking") and a new interconnection with Northern Border Pipeline Company ("Northern Border").

     Gas deliverability available to shippers on ANR Pipeline's system from the Mid-Continent, Rocky Mountain and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,000 MMcf per day. Deliverability of 1,100 MMcf per day from Western Canada is accessible to ANR Pipeline shippers through the Great Lakes and Viking interconnections. The interconnection with Northern Border has the capacity to provide shippers access to an additional 500 MMcf per day of Western Canadian gas.

     The Company remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1998, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed over 1,600 MMcf per day to total deliverability accessible to shippers on the Company's pipeline system.


REGULATIONS AFFECTING GAS SYSTEM

General

     Under the NGA, the FERC has jurisdiction over ANR Pipeline as to rates and charges for the transportation, storage and balancing of natural gas, the construction of new facilities, the extension or abandonment of service and facilities, accounts and records and certain other matters. ANR Pipeline holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

     ANR Pipeline is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the Department of Transportation. Operations on United States government land are regulated by the Department of the Interior.

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The due date for comments on both of these matters has been rescheduled twice and is currently scheduled for April 22, 1999. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues.

Rate Matters

     All of the Company's service options are subject to rate regulation by the FERC. Under the NGA, ANR Pipeline must file with the FERC to establish or adjust its services and rates. The FERC may also initiate proceedings to determine whether the Company's rates are "just and reasonable."

     On March 16, 1998, the Company's comprehensive settlement of its November 1, 1993 rate case became effective. In compliance with the settlement, lower rates were placed into effect retroactive to November 1, 1997, and refunds and applicable interest were paid on April 15, 1998.

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


ENVIRONMENTAL

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Company spent approximately $1.7 million in 1998 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $42 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.4 million.

     In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $10 million, which will be expended over a period of several years and for which appropriate provisions have been made.

     In October 1998, the EPA announced a "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" ("NOx SIP Call"). The NOx SIP Call requires 22 states, including eight states in which ANR Pipeline operates, and the District of Columbia to submit state implementation plans ("SIP Plans"), with each state showing how it intends to reduce NOx emissions from sources located within its borders to specified levels. States have until September 1999 to submit SIP Plans to the EPA, and reduction measures must be in place by May 1, 2003. Under the provisions of the NOx SIP Call, if a state fails to submit approvable SIP Plans by the September 1999 deadline, the EPA has the authority to impose reductions upon specific sources within the state. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. ANR Pipeline operates compressor engines that emit nitrogen oxide and is, therefore, potentially subject to any state or EPA rules issued under the NOx SIP Call. Until the states have submitted approvable SIP Plans, the Company will not be able to reasonably estimate the amount of any obligation resulting from this ruling.

     Future information and developments, including legislative and enforcement developments, will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Item 2. Properties.

     Information on properties of ANR Pipeline is in Item 1, "Business," included herein.

     The real property owned by the Company in fee consists principally of sites for compressor and metering stations and microwave and terminal facilities. With respect to the five owned storage fields, the Company holds title to gas storage rights representing ownership of, or has long-term leases on, various subsurface strata and surface rights and also holds certain additional gas rights. Under the NGA, the Company may acquire, by the exercise of the right of eminent domain through proceedings in United States District Courts or in state courts, necessary rights-of-way to construct, operate and maintain pipelines and necessary land or other property for compressor and other stations and equipment necessary to the operation of pipelines.

Item 3. Legal Proceedings.

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. Plaintiffs' counsel are seeking to have the suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. The United States Department of Justice has notified the Company that it is reviewing these lawsuits to determine whether or not the United States will intervene.

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

Item 6. Selected Financial Data.

     The following selected financial data (in millions of dollars) for the periods indicated is derived from the Consolidated Financial Statements included herein and Item 6 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as adjusted for minor reclassifications. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements included herein contain information relating to this data.

                                                        1998        1997         1996        1995        1994
                                                      ---------   ---------    ---------   ---------   ---------
Operating Revenues:
   Storage and transportation.......................  $   620.0   $   642.7    $   642.2   $   705.5   $   706.3
   Other revenues...................................      127.4        87.0        121.4       116.0       135.8
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $   747.4   $   729.7    $   763.6   $   821.5   $   842.1
                                                      =========   =========    =========   =========   =========
Earnings Before Extraordinary Item..................  $   204.1   $   168.9    $   140.3   $   151.3   $   152.1
                                                      =========   =========    =========   =========   =========
*Net Earnings (Loss)................................  $   204.1   $   168.9    $(  23.6)   $   151.3   $   152.1
                                                      =========   =========    ========    =========   =========
Dividends Declared on Common Stock..................  $   160.5   $    95.0    $   300.0   $    30.1   $   331.0
                                                      =========   =========    =========   =========   =========

Total Assets........................................  $ 1,688.2   $ 1,816.4    $ 1,743.8   $ 2,049.4   $ 1,858.6
                                                      =========   =========    =========   =========   =========
Capital Structure:
   Common stock and other stockholder's
      equity........................................  $   703.6   $   660.0    $   586.1   $   909.7   $   788.5
   Long-term debt and other long-term
      obligations...................................      501.0       503.5        506.4       509.3       437.0
                                                      ---------   ---------    ---------   ---------   ---------
         Total......................................  $ 1,204.6   $ 1,163.5    $ 1,092.5   $ 1,419.0   $ 1,225.5
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on pages F-1 through F-6 herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     For the information required by this item, see discussion under Management's Discussion and Analysis of Financial Condition and Results of Operations, which is presented on page F-2.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

     The directors and executive officers of ANR Pipeline as of March 10, 1999, were as follows:

         Name (Age), Year First Elected              Positions and Offices
             Director and/or Officer                  with the Registrant
      ---------------------------------------      -------------------------

      Jeffrey A. Connelly (52), 1988 and 1983      President, Chief Executive
                                                     Officer and Director
      David A. Arledge (54), 1994                  Director
      Harold Burrow (84), 1994                     Director
      Richard A. Lietz (53), 1994 and 1984         Executive Vice President,
                                                     Chief Operating Officer
                                                     and Director
      Jon R. Whitney (54), 1996                    Director
      Stanley A. Babiuk (47), 1989                 Senior Vice President
      Daniel F. Collins (57), 1986                 Senior Vice President
      Donald H. Gullquist (55), 1994               Senior Vice President
      Wilbur A. Hitchcock (50), 1994               Senior Vice President
      William L. Johnson (41), 1991                Senior Vice President
      John P. Lucido (51), 1988                    Senior Vice President
      Rebecca H. Noecker (47), 1989                Senior Vice President and
                                                     General Counsel
      Austin M. O'Toole (63), 1985                 Senior Vice President and
                                                     Secretary
      Scott P. Anger (54), 1990                    Vice President
      Michael J. Armiak (51), 1996                 Vice President
      Gary C. Charette (42), 1998                  Vice President
      Thomas E. Jackson, Jr. (59), 1994            Vice President
      Richard H. Leehr (49), 1991                  Vice President
      Jeffrey B. Levos (38), 1997                  Vice President
      Michael B. Lobin (49), 1991                  Vice President
      Ronald D. Matthews (51), 1994                Vice President and Treasurer
      Dennis J. Paruch (53), 1984                  Vice President
      Ann E. Raden (42), 1996                      Vice President
      Elias A. Shaptini (68), 1981                 Vice President
      Stephen B. Shaw (48), 1997                   Vice President
      Gary J. Valentz (42), 1999                   Vice President
      Michael J. Whims (52), 1996                  Vice President
      Michael J. Williams (52), 1996               Vice President
      Hubert W. Pipkin (46), 1997                  Assistant Vice President and
                                                     Controller

     The above named persons bear no family relationship to each other, except that Wilbur A. Hitchcock and Rebecca H. Noecker are first cousins. The respective terms of office of the directors and officers expire coincident with ANR Pipeline's Annual Meeting of the Sole Stockholder and Annual Meeting of the Board of Directors to be held in May 1999. Each of the directors and officers named above have been directors or officers of ANR Pipeline, Colorado and/or Coastal or subsidiaries thereof for five years or more except for the following:

     Mr. Armiak was elected Vice President of the Company in January 1996. Prior thereto, he has served in various capacities with the Company since 1971.

     Mr. Charette was elected Vice President of the Company in July 1998. Mr. Charette joined ANR Pipeline in 1995. Prior to that time he was Director, Gas Supply for Wisconsin Natural Gas Company where he worked for 17 years.

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

     Mr. Levos was elected Vice President of ANR Pipeline in May 1997 and Vice President and Controller of Coastal in March 1997. He has served as Vice President of Coastal States Management Corporation, a subsidiary of Coastal, since December 1995 and also served as General Auditor since July 1994. Prior thereto, he was a Certified Public Accountant with the Houston office of Deloitte & Touche LLP since January 1986.

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

     Mr. Valentz was elected Vice President of ANR Pipeline in February 1999. Prior to joining the Company, Mr. Valentz was Director of Business Information Systems with Great Lakes Chemical Corporation for a year. Prior to that, Mr. Valentz served as Director/Manager, Application Development with The Lubrizol Corporation for 18 years.

     Mr. Whims was elected Vice President of the Company in January 1996. He has served in various capacities with ANR Storage since 1979.

     Mr. Williams was elected Vice President of the Company in January 1996. He has served in various capacities with the Company since 1969.

Item 11. Executive Compensation.

     The information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

Item 13. Certain Relationships and Related Transactions.

     The information called for by this item is omitted pursuant to General Instruction (I) of Form 10-K.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

     1.  Financial Statements.

              The following Consolidated Financial Statements of ANR Pipeline and Subsidiaries are included in response to Item 8 hereof on the attached pages as indicated:

                                                                           Page
                                                                           ----

         Independent Auditors' Report....................................  F-7
         Consolidated Balance Sheet at December 31, 1998 and 1997........  F-8
         Statement of Consolidated Earnings for the Years Ended
           December 31, 1998, 1997 and 1996..............................  F-10
         Statement of Consolidated Retained Earnings for the Years
           Ended December 31, 1998, 1997 and 1996........................  F-10
         Statement of Consolidated Cash Flows for the Years Ended
           December 31, 1998, 1997 and 1996..............................  F-11
         Notes to Consolidated Financial Statements......................  F-12

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

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

     ANR PIPELINE COMPANY
     (Registrant)


By:  JEFFREY A. CONNELLY
     -----------------------------------
     Jeffrey A. Connelly
     President and Chief Executive Officer
     March 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  DAVID A. ARLEDGE                        By:  JEFFREY A. CONNELLY
     ----------------------------                 ----------------------------
     David A. Arledge                             Jeffrey A. Connelly
     Principal Financial Officer                  Director
       and Director                               March 26, 1999
     March 26, 1999


By:  WILLIAM L. JOHNSON                      By:  RICHARD A. LIETZ
     ----------------------------                 ----------------------------
     William L. Johnson                           Richard A. Lietz
     Principal Accounting Officer                 Director
     March 26, 1999                               March 26, 1999


By:  HAROLD BURROW                           By:  JON R. WHITNEY
     -----------------------------                ----------------------------
     Harold Burrow                                Jon R. Whitney
     Director                                     Director
     March 26, 1999                               March 26, 1999

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets, changing legislation and regulations, and the impact of the Year 2000 issue. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

Liquidity and Capital Resources

     Overview. Internally generated funds have been the primary source to meet the cash requirements of the Company over the past three years.

     The Company paid dividends of $160.5 million on its common stock in 1998. These dividends were financed from internally generated funds.

     The Company uses the following consolidated ratios to measure liquidity and ability to meet future funding needs and debt service requirements.

                                                                                 1998         1997        1996
                                                                               ---------    --------    --------
     Cash flows from operating activities to long-term debt
     and other long-term obligations.........................................     24.3%       47.1%       46.2%

     Long-term debt and other long-term obligations to total capitalization..     41.6%       43.3%       46.4%

     The decrease in 1998 as compared to 1997 in the ratio of cash flows from operating activities to long-term debt and other long-term obligations resulted primarily from the Company's rate case settlement, including a one-time payment of refunds and applicable interest of $66.6 million. The decrease in 1998 as compared to 1997 in the ratio of long-term debt and other long-term obligations to total capitalization resulted from an increase in retained earnings due to higher net earnings in 1998 partially offset by higher dividends paid on common stock in 1998.

     The increase in 1997 as compared to 1996 in the ratio of cash flows from operating activities to long-term debt and other long-term obligations resulted from higher cash flows provided by operating activities in 1997 and lower other long-term obligations. The decrease in 1997 as compared to 1996 in the ratio of long-term debt and other long-term obligations to total capitalization resulted from an increase in retained earnings due to higher net earnings for 1997 and a smaller dividend paid on common stock in 1997.

     Management believes that the Company's stable financial position and earnings ability will enable it to continue to generate and obtain capital for financing needs in the foreseeable future.

     Expenditures for each of the years 1996 through 1998 and the sources of capital used to finance these expenditures are summarized in the "Statement of Consolidated Cash Flows."

     Capital Expenditures. Capital expenditures were $77.2 million in 1998 and $93.6 million in 1997. Capital expenditures for 1999 are budgeted at $135 million. These expenditures are primarily for completion of projects in process, development of information systems, operational necessities, environmental requirements, expansion projects and increased efficiency.

     Funding for budgeted capital expenditures will be accomplished by the use of internally generated funds. Funding for certain proposed projects is anticipated to be provided through non-recourse project financing in which certain of the projects' assets and contracts will be pledged as collateral. Equity participation by other entities will also be considered. To the extent required, cash for equity contributions to projects will be generated from general corporate funds. Information concerning certain of these projects is contained in Part I herein under Item 1, "Business - Transportation Services."

     Financing Alternatives. Alternatives to finance additional capital and other expenditures are limited principally by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1998, ANR Pipeline and certain affiliates could incur in the aggregate approximately $3 billion of additional indebtedness.

     The Company participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. At December 31, 1998, the Company had advanced $156.1 million to an associated company at a market rate of interest. Such amount is repayable upon demand.

     Recent Authoritative Accounting Pronouncements. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), to be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

     The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), to be effective for periods beginning after December 15, 1998. SOP 98-5 provides guidance on accounting for costs incurred to open new facilities, conduct business in new territories or otherwise commence some new operation. The application of SOP 98-5 is not expected to have a material effect on the Company's consolidated financial statements.

     Market Risk Management. The Company has issued fixed rate debt to partially finance expenditures and debt retirements. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents hypothetical changes in fair values in the Company's debt obligations at December 31, 1998. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31, 1998. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    ---------------------------

       Impact of changes in market             Fair            Fair        Increase         Fair         Increase
          rates of interest on:                Value           Value      (Decrease)        Value       (Decrease)
------------------------------------        -----------     -----------  -----------    -----------     ----------
   Long-term debt subject to fixed
     interest rates...................     $     592.4      $     561.8  $     (30.6)   $     624.9     $     32.5

     The Company has a note receivable from a related party with a carrying value of $156.1 million. The note earns interest at a variable rate tied to market rates of interest and therefore, the carrying amount is a reasonable estimate of its fair value. A 10% change in interest rates from December 31, 1998 levels would not have a material impact on earnings.

     The Company's management of market risks is consistent with the prior year.

     Year 2000. ANR Pipeline, like most other companies, is addressing the Year 2000 issue. This issue is the result of computer programs written with two digits rather than four to define the applicable year. Computer programs that have date-sensitive software using two digits to define the applicable year may recognize a date using "00" as the year 1900 instead of the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's Year 2000 compliance project relates to both information technology and embedded systems throughout the Company and focuses on all technology hardware and software, external interfaces with customers and suppliers, operations process control, automation and instrumentation systems. Systems are being reviewed in an order of priority that includes an assessment of the potential adverse effects of noncompliance as well as an assessment of the complexity of the system. Assessment has been substantially completed for all systems. It will be necessary to modify or replace certain noncompliant software and hardware so that they will properly utilize dates beyond December 31, 1999. The Company believes that with such remediation, the Year 2000 issue can be mitigated. Necessary remediation and testing activities have begun and are planned to be completed for all material systems by mid-1999. Remaining systems modifications, replacement and testing are planned to be completed before the end of 1999.

     The Company is continuing with a formal communications process with outside entities with which the Company conducts business to determine the extent to which those companies are addressing their Year 2000 compliance. In connection with this process, the Company has been sending letters and questionnaires to these parties and is evaluating the responses as received and is following up with those parties that have not responded. The Company does not expect any single noncompliant third party to have a material effect on the Company as it does not rely to a material extent on any single customer or supplier, including telecommunications providers, utilities and banks. However, the Company does not control these parties and there can be no assurance that third-party systems will be timely converted, or that any failure to convert would not have an adverse effect on the Company's systems. The Company will continue to cooperate and communicate with these parties to mitigate potential adverse effects.

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

     Environmental. The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities.
Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Company spent approximately $1.7 million in 1998 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $42 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.4 million.

     In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $10 million, which will be expended over a period of several years and for which appropriate provisions have been made.

     In October 1998, the EPA announced a "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" ("NOx SIP Call"). The NOx SIP Call requires 22 states, including eight states in which ANR Pipeline operates, and the District of Columbia to submit state implementation plans ("SIP Plans"), with each state showing how it intends to reduce NOx emissions from sources located within its borders to specified levels. States have until September 1999 to submit SIP Plans to the EPA, and reduction measures must be in place by May 1, 2003. Under the provisions of the NOx SIP Call, if a state fails to submit approvable SIP Plans by the September 1999 deadline, the EPA has the authority to impose reductions upon specific sources within the state. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. ANR Pipeline operates compressor engines that emit nitrogen oxide and is, therefore, potentially subject to any state or EPA rules issued under the NOx SIP Call. Until the states have submitted approvable SIP Plans, the Company will not be able to reasonably estimate the amount of any obligation resulting from this ruling.

     Future information and developments, including legislative and enforcement developments, will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

Results of Operations

     ANR Pipeline transports gas to the Midwest and the Northeast regions of the United States under FERC Order 636, which promulgated the use of the straight fixed variable ("SFV") rate setting methodology. In general, SFV provides that all fixed costs of providing service to firm customers (including an authorized return on rate base and associated taxes) are to be received through fixed monthly reservation charges, which are not a function of volumes transported, while including within the commodity billing component the pipeline's variable operating costs. The Order also eliminated the merchant function and unbundled pipeline services, providing customers with greater options for transporting their gas and by allowing customers to resell their unused capacity. These greater customer options have resulted in increased competition among pipeline companies and lower rates for customers. The Company auctions gas on the open market to handle a residual quantity of gas committed and purchased under certain remaining gas purchase contracts pending expiration of such contracts. The impact of these gas purchase transactions on operations is becoming less significant as the number of remaining contracts are reduced. The Company's Order 636 restructured tariff provides mechanisms for recovering from its transportation customers the pricing differential between costs incurred to purchase gas under these contracts and the amounts recovered through the auctioning of such gas on the open market.

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

     Revenues. Storage and transportation revenues decreased by $22.7 million in 1998 as compared to 1997. The primary factors contributing to the decrease were
(a) lower revenues of $29 million resulting from warmer than normal weather and continued intensified competition across the United States natural gas industry,
(b) a decrease in surcharge and other revenue adjustments of $24.8 million and
(c) reduced pass-through recoveries of $4.8 million which are offset in operation and maintenance. The above decreases were partially offset by net adjustments to provision for rate related contingencies of $38.7 million recorded in the first quarter of 1998 as a result of the Company's rate case settlement which became effective March 16, 1998.

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

     Other revenue increased by $40.4 million in 1998 as compared to 1997 primarily due to proceeds of $26.7 million received from the termination of gas transportation contracts and recognition of an $11.3 million gain on the sale of certain assets.

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

     Revenue has declined since the adoption of Order 636, reflecting increased competition in the natural gas industry. Although firm capacity on the Company's major interstate pipelines is largely sold out, the Company is pursuing business strategies to increase revenues, including optimizing the utilization of its existing assets, developing new pipeline infrastructure into high growth markets such as the Northeast and the South Atlantic regions of the United States, and accessing new gas reserves in Western Canada and the Offshore Gulf area. In addition, the Company is undertaking a comprehensive program in 1999 to reduce costs and improve efficiencies.

     Operation and Maintenance. Operation and maintenance expenses increased by $11.9 million in 1998 as compared to 1997. The increase was primarily the result of nonrecurring charges of $14.1 million, largely due to a provision for environmental regulatory compliance. These charges were partially offset by reduced third-party transportation charges of $4.8 million, which were offset in revenues as discussed above.

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

     Depreciation and Amortization. Depreciation decreased by $12.6 million in 1998 as compared to 1997 and $5.2 million in 1997 as compared to 1996. The decreases were primarily due to a revision of depreciation rates as discussed in
Note 1 of Notes to Consolidated Financial Statements, partially offset by an increase in plant balances due to capital additions.

     Interest Expense. Interest expense decreased by $16.4 million in 1998 as compared to 1997. The decrease was primarily due to reduced interest expense associated with provisions for regulatory matters.

     Taxes on Income. Taxes on income increased $11.9 million in 1997 as compared to 1996 primarily due to increased pre-tax income.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan


     We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP




Detroit, Michigan
February 4, 1999

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1998         1997
                                                                                           ----------   ---------

                                ASSETS
Current Assets:
   Cash and cash equivalents.............................................................  $      3.4   $     5.2
   Notes receivable from a related party.................................................       156.1       265.9
   Accounts receivable:
      Others.............................................................................        20.7        26.6
      Related parties....................................................................        25.2        24.0
   Materials and supplies, at average cost...............................................        27.8        28.3
   Current deferred income taxes.........................................................        25.0        77.3
                                                                                           ----------   ---------
                                                                                                258.2       427.3
                                                                                           ----------   ---------

Property, Plant and Equipment, at cost...................................................     3,446.6     3,372.9
   Less - Accumulated depreciation.......................................................     2,165.0     2,125.6
                                                                                           ----------   ---------
                                                                                              1,281.6     1,247.3
                                                                                           ----------   ---------

Other Assets:
   Investment in related parties:
      Pipeline partnerships..............................................................        51.1        46.3
      Other..............................................................................        68.3        74.1
   Deferred charges and other............................................................        29.0        21.4
                                                                                           ----------   ---------
                                                                                                148.4       141.8
                                                                                           ----------   ---------

                                                                                           $  1,688.2   $ 1,816.4
                                                                                           ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1998         1997
                                                                                           ----------   ---------

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable:
      Others.............................................................................  $     77.6   $    74.0
      Related parties....................................................................        11.5        10.0
   Taxes on income.......................................................................        37.8        37.2
   Other taxes...........................................................................        24.1        24.1
   Provision for regulatory matters......................................................           -       180.6
   Other.................................................................................        50.0        22.9
                                                                                           ----------   ---------
                                                                                                201.0       348.8
                                                                                           ----------   ---------

Long-Term Debt...........................................................................       497.9       497.9
                                                                                           ----------   ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.....................................................       174.4       163.5
   Other deferred credits:
      Others.............................................................................       103.3       119.2
      Related parties....................................................................         8.0        27.0
                                                                                           ----------   ---------
                                                                                                285.7       309.7
                                                                                           ----------   ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and
      outstanding 1,000 shares...........................................................          .1          .1
   Additional paid-in capital............................................................       466.2       466.2
   Retained earnings.....................................................................       237.3       193.7
                                                                                           ----------   ---------
                                                                                                703.6       660.0
                                                                                           ----------   ---------

                                                                                           $  1,688.2   $ 1,816.4
                                                                                           ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1998         1997         1996
                                                                              ---------    ----------   ---------
Revenues:
   Storage and transportation:
      Others................................................................  $   613.1    $    630.4   $   619.2
      Related parties.......................................................        6.9          12.3        23.0
   Other revenues:
      Others................................................................       97.5          34.1        54.6
      Related parties.......................................................       29.9          52.9        66.8
                                                                              ---------    ----------   ---------
                                                                                  747.4         729.7       763.6
                                                                              ---------    ----------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others................................................................      292.2         269.0       324.0
      Related parties.......................................................       70.1          81.4        98.2
   Depreciation and amortization............................................       36.6          49.2        54.4
   Interest expense.........................................................       46.6          63.0        60.4
   Taxes on income..........................................................       97.8          98.2        86.3
                                                                              ---------    ----------   ---------
                                                                                  543.3         560.8       623.3
                                                                              ---------    ----------   ---------

Earnings Before Extraordinary Item..........................................      204.1         168.9       140.3
Extraordinary item-loss on discontinuance of FAS No. 71,
   net of income taxes......................................................          -             -   (   163.9)
                                                                              ---------    ----------   ---------

Net Earnings (Loss).........................................................  $   204.1    $    168.9   ($   23.6)
                                                                              =========    ==========   =========



                   STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1998         1997         1996
                                                                              ---------    ----------   ---------
Balance - Beginning of Year.................................................  $   193.7    $    119.8   $   443.4

Net Earnings (Loss).........................................................      204.1         168.9   (    23.6)

Dividends on Common Stock...................................................  (   160.5)   (     95.0)  (   300.0)
                                                                              ---------    ----------   ---------

Balance - End of Year.......................................................  $   237.3    $    193.7   $   119.8
                                                                              =========    ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
Cash Flows from Operating Activities:
   Earnings before extraordinary item..........................................  $  204.1    $  168.9    $  140.3
   Adjustments to reconcile earnings before extraordinary item to net cash provided by operating activities:
      Depreciation and amortization............................................      36.9        51.6        57.7
      Deferred income taxes....................................................      44.7         1.9    (   20.2)
      Provision for regulatory matters.........................................  (  180.6)       39.9        61.5
      Producer contract reformation cost recoveries............................         -           -        26.3
      Undistributed equity in earnings of pipeline partnerships................  (   16.7)   (   18.8)   (    8.9)
      Gain on sale of plant....................................................         -           -    (   29.1)
   Changes in other assets and liabilities affecting operating activities:
      Decrease (increase) in accounts receivable:
         Others................................................................       5.9        15.3        22.9
         Related parties.......................................................  (    1.2)         .2    (     .9)
      Increase (decrease) in accounts payable and other accruals:
         Others................................................................      35.8    (   34.0)   (   42.7)
         Related parties.......................................................       1.7    (    5.1)        6.0
      Net (decrease) increase in other assets/liabilities......................  (   12.3)       17.4        21.3
                                                                                 --------    --------    --------
         Total adjustments.....................................................  (   85.8)       68.4        93.9
                                                                                 --------    --------    --------

         Net cash provided by operating activities.............................     118.3       237.3       234.2
                                                                                 --------    --------    --------

Cash Flows from Investing Activities:
   Decrease (increase) in notes receivable from related party..................     109.8    (   97.2)      216.1
   Decrease in note receivable - other.........................................         -        18.5           -
   Investment in related parties...............................................       5.8         4.0    (   76.1)
   Proceeds from sale of plant.................................................       4.8           -        10.4
   Capital expenditures........................................................  (   77.2)   (   93.6)   (   70.3)
                                                                                 --------    --------    --------

         Net cash provided by (used in) investing activities...................      43.2    (  168.3)       80.1
                                                                                 --------    --------    --------

Cash Flows from Financing Activities:
   Common stock dividends paid.................................................  (  160.5)   (   95.0)   (  300.0)
   Other.......................................................................  (    2.8)   (    3.0)   (    3.0)
                                                                                 --------    --------    --------

         Net cash used in financing activities.................................  (  163.3)   (   98.0)   (  303.0)
                                                                                 --------    --------    --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................  (    1.8)   (   29.0)       11.3

Cash and Cash Equivalents at Beginning of Year.................................       5.2        34.2        22.9
                                                                                 --------    --------    --------

Cash and Cash Equivalents at End of Year.......................................  $    3.4    $    5.2    $   34.2
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

- Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS No. 71")

     The Company is subject to the regulations and accounting procedures of the FERC and has historically followed the reporting and accounting requirements of FAS No. 71. Effective November 1, 1996, ANR Pipeline discontinued application of FAS No. 71. As a result, ANR Pipeline recorded an extraordinary charge to income in 1996 of $163.9 million, net of related income taxes of $91.6 million. This charge to earnings was noncash and has no direct effect on either the Company's ability to include the previously deferred items in future rate proceedings or on its ability to collect the rates set thereby. The Company believes this accounting change results in financial reporting which better reflects the results of operations in the economic environment in which it operates. Further, the Company reexamined the useful lives of its assets. Effective October 1, 1997, the depreciation rates associated with certain of its assets were revised, which had the effect of increasing net earnings by $14.7 million in 1998 and $3.6 million in 1997.

- Property, Plant and Equipment

     Property additions include capitalized interest costs allocable to construction. Such costs amounted to $3.2 million, $2.3 million and $1.8 million in 1998, 1997 and 1996, respectively. As a result of the Company's discontinued application of FAS No. 71, effective November 1, 1996, the Company records capitalized interest based on the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost." Prior to November 1, 1996, and as allowed under the provisions of FAS 71, such interest costs reflected an allowance for equity and borrowed funds used during construction.

     The Company's annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate was approximately 1.2% for 1998, 1.7% for 1997 and 1.8% for 1996.

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

- Statement of Cash Flows

     For purposes of this financial statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of interest capitalized, of $61 million, $49.5 million and $52.4 million in 1998, 1997 and 1996, respectively. Cash payments for income taxes amounted to $53.8 million, $92.4 million and $100.6 million in 1998, 1997 and 1996, respectively.

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

- Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," in 1998. The application of the new standard did not have a material effect on the Company's consolidated financial statements as the Company currently does not have any material items of other comprehensive income.

     The Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" in 1998. The Company's disclosures for 1998 and prior years have been revised in accordance with this statement.

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

     The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was adopted by the Company in 1998. The application of the new statement did not have a material effect on the Company's consolidated result of operations, financial position or cash flows.

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

2. Long-Term Debt

     Balances at December 31 were as follows (millions of dollars):

                                                                                               1998        1997
                                                                                             --------    --------
     Debentures:
     9-5/8% series, due 2021.............................................................    $ 300.0     $ 300.0
     7-3/8% series, due 2024.............................................................      125.0       125.0
     7% series, due 2025.................................................................       75.0        75.0

     Unamortized discount related to outstanding debt, net of premium....................    (   2.1)     (  2.1)
                                                                                             -------     -------

                                                                                             $ 497.9     $ 497.9
                                                                                             =======     =======

     None of the above debt issuances have maturity or sinking fund requirements prior to their retirement due dates.

     Alternatives to finance additional capital and other expenditures are limited principally by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1998, ANR Pipeline and certain affiliates could incur in the aggregate approximately $3 billion of additional indebtedness.

3. Fair Value of Financial Instruments

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                                                December 31, 1998             December 31, 1997
                                                           --------------------------    -------------------------
                                                             Carrying        Fair          Carrying        Fair
                                                              Amount         Value          Amount         Value
                                                           ------------   -----------    -------------  ----------
                                                                             (millions of dollars)
     Nonderivatives:
       Financial assets:
          Cash and cash equivalents...................       $     3.4     $     3.4       $    5.2      $    5.2
          Note receivable from a related party........           156.1         156.1          265.9         265.9

       Financial liabilities:
          Long-term debt..............................           500.0         592.4          500.0         606.9

     The note receivable from a related party is at a floating market rate of interest and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated values of the Company's long-term debt are based on interest rates at December 31, 1998 and 1997, respectively, for new issues with similar remaining maturities.

4.   Litigation, Environmental and Regulatory Matters

     - Litigation Matters

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas. The suit alleges racially discriminatory employment policies and practices. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. Plaintiffs' counsel are seeking to have the suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only. In January 1998, the plaintiffs amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. The United States Department of Justice has notified the Company that it is reviewing these lawsuits to determine whether or not the United States will intervene.

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

     - Environmental Matters

     The Company's operations are subject to extensive and evolving federal, state and local environmental laws and regulations which may affect such operations and costs as a result of their effect on the construction, operation and maintenance of its pipeline facilities. Compliance with such laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     The Company spent approximately $1.7 million in 1998 on environmental capital projects and anticipates annual capital expenditures of approximately $3 to $5 million per year over the next several years aimed at maintaining compliance with such laws and regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $42 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.4 million.

     In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $10 million, which will be expended over a period of several years and for which appropriate provisions have been made.

     In October 1998, the EPA announced a "Finding of Significant Contribution and Rulemaking for Certain states in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" ("NOx SIP Call"). The NOx SIP Call requires 22 states, including eight states in which ANR Pipeline operates, and the District of Columbia to submit state implementation plans ("SIP Plans"), with each state showing how it intends to reduce NOx emissions from sources located within its borders to specified levels. States have until September 1999 to submit SIP Plans to the EPA, and reduction measures must be in place by May 1, 2003. Under the provisions of the NOx SIP Call, if a state fails to submit approvable SIP Plans by the September 1999 deadline, the EPA has the authority to impose reductions upon specific sources within the state. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. ANR Pipeline operates compressor engines that emit nitrogen oxide and is, therefore, potentially subject to any state or EPA rules issued under the NOx SIP Call. Until the states have submitted approvable SIP Plans, the Company will not be able to reasonably estimate the amount of any obligation resulting from this ruling.

     Future information and developments, including legislative and enforcement developments, will require the Company to continually reassess the expected impact of these environmental matters. However, the Company has evaluated its total environmental exposure based on currently available data, including its potential joint and several liability, and believes that compliance with all applicable laws and regulations will not have a material adverse impact on the Company's consolidated financial position or results of operations.

     - Regulatory Matters

     On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts, and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The due date for comments on both of these matters has been rescheduled twice and is currently scheduled for April 22, 1999. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues.

     On March 16, 1998, the Company's comprehensive settlement of its November 1, 1993 rate case became effective. In compliance with the settlement, lower rates were placed into effect retroactive to November 1, 1997, and refunds and applicable interest were paid on April 15, 1998.

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

5.   Lease Commitments

     Operating lease rentals included in operating expenses amounted to $12 million for 1998 and $15 million for 1997 and 1996, respectively. Aggregate minimum lease payments under existing noncapitalized, long-term leases are estimated to be $17 million for each of the years 1999 through 2002, $25 million for 2003 and $295 million thereafter. These amounts reflect the 1998 year end restructuring of the lease obligation for the Company's central office facilities.

6.   Taxes On Income

     Provisions for income taxes are composed of the following (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
      Federal:
         Currently payable...................................................    $   47.1    $   87.0    $   93.3
         Deferred ...........................................................        40.2         1.9    (   18.7)
                                                                                 --------    --------    --------
                                                                                     87.3        88.9        74.6
                                                                                 --------    --------    --------
      State and City:
         Currently payable...................................................         6.0         9.3        13.2
         Deferred ...........................................................         4.5           -    (    1.5)
                                                                                 --------    --------    --------
                                                                                     10.5         9.3        11.7
                                                                                 --------    --------    --------

           Total income taxes................................................    $   97.8    $   98.2    $   86.3
                                                                                 ========    ========    ========

     Provisions for income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
      Tax expense computed by applying the U.S. federal income tax rate
         of 35%..............................................................    $  105.6    $   93.4    $   79.3

      Increases (reductions) in taxes resulting from:
         State and city income taxes reduced by federal income tax benefit...         6.8         6.0         7.6
         Other...............................................................    (   14.6)   (    1.2)   (     .6)
                                                                                 --------    --------    --------
             Taxes on income.................................................    $   97.8    $   98.2    $   86.3
                                                                                 ========    ========    ========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (millions of dollars):

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1998        1997
                                                                                             --------    --------
      Depreciation........................................................................   $  210.2    $  196.0
      Other...............................................................................       14.9        14.0
                                                                                             --------    --------
         Deferred tax liabilities.........................................................      225.1       210.0
                                                                                             --------    --------

      Provision for regulatory matters....................................................          -    (   69.5)
      Inventory capitalization............................................................   (    1.7)   (    1.6)
      Purchased gas and other recoverable costs...........................................   (   16.2)   (   23.2)
      Benefit plans and accrued expenses..................................................   (   22.0)   (   12.2)
      Environmental costs.................................................................   (    4.7)   (     .8)
      Certain lease costs.................................................................   (    4.6)   (    8.3)
      Other...............................................................................   (   26.5)   (    8.2)
                                                                                             --------    --------
         Deferred tax assets..............................................................   (   75.7)   (  123.8)
                                                                                             --------    --------

         Deferred income taxes............................................................   $  149.4    $   86.2
                                                                                             ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of certain adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987. The IRS has proposed additional adjustments to those returns, and Coastal is contesting certain of these adjustments before the IRS

Appeals Office. Coastal's federal income tax returns filed for the years 1988 through 1990 have been examined by the IRS and Coastal has received notice of proposed adjustments to the returns for each of those years. Coastal currently is contesting certain of these adjustments with the IRS Appeals Office. Examination of Coastal's federal income tax returns for 1991, 1992, 1993 and 1994 began in 1997. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the Company's consolidated financial statements.

7.   Benefit Plans

     The Company participates with its affiliates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1998, the Plan did not have an unfunded accumulated benefit obligation. ANR Pipeline made no contributions to the Plan for 1998, 1997 or 1996. Assets of the Plan are not segregated or restricted by its participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

     ANR Pipeline also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $5.9 million for 1998 and $5.6 million for each of 1997 and 1996.

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

     The following provides a reconciliation of the changes in the postretirement benefit obligation and the fair value of the plan assets over each of the years ending December 31, 1998 and 1997 and a statement of the funded status as of December 31, 1998 and 1997 (millions of dollars):

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1998         1997
                                                                                           ----------   ---------
      Change in Benefit Obligation
         Benefit obligation at beginning of year.......................................    $     49.6   $    52.5
         Service cost..................................................................            .5          .4
         Interest cost.................................................................           3.4         3.3
         Participant contributions.....................................................           1.2         1.3
         Plan amendments...............................................................             -   (     1.5)
         Benefit payments..............................................................    (      5.1)  (     5.1)
         Actuarial loss/(gain).........................................................           1.8   (     1.3)
                                                                                           ----------   ---------
         Benefit obligation at end of year.............................................    $     51.4   $    49.6
                                                                                           ==========   =========

      Change in Plan Assets
         Fair value of plan assets at beginning of year................................    $     15.2   $    18.1
         Actual return on plan assets..................................................            .3          .9
         Employer contributions........................................................           4.0           -
         Benefit payments..............................................................    (      4.1)  (     3.7)
         Administrative expenses.......................................................    (       .1)  (      .1)
                                                                                           ----------   ---------
         Fair value of plan assets at end of year......................................    $     15.3   $    15.2
                                                                                           ==========   =========


                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1998         1997
                                                                                           ---------    ---------

      Funded status
         Funded status at year end.....................................................    ($    36.1)  ($   34.4)
         Unrecognized transition obligation............................................          40.4        43.3
         Unrecognized net gain.........................................................    (     13.3)  (    16.4)
                                                                                           ----------   ---------
         Accrued postretirement benefit obligation.....................................    ($     9.0)  ($    7.5)
                                                                                           ==========   =========

     The following table provides the components of net periodic postretirement benefit cost for 1998, 1997 and 1996 (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1998        1997        1996
                                                                                 --------    --------    --------
      Service cost...........................................................    $     .5    $     .4    $     .5
      Interest cost..........................................................         3.4         3.3         3.6
      Amortization of transition obligation..................................         2.9         2.9         3.0
      Expected return on assets..............................................    (     .4)   (     .5)   (     .5)
      Amortization of net gain...............................................    (     .8)   (    1.1)   (     .7)
                                                                                 --------    --------    --------
      Net periodic postretirement benefit cost...............................         5.6         5.0         5.9
      Deferred regulatory amounts............................................           -           -          .3
                                                                                 --------    --------    --------
      Net periodic postretirement benefit cost recognized in Statement of
         Consolidated Earnings...............................................    $    5.6    $    5.0    $    6.2
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% in 1998, declining gradually to 6% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.7% and 10.4% in 1997 and 1996, respectively. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1998 by approximately 5.37% and the net postretirement health care cost by approximately 5.32%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1998 by approximately 5.26% and the net postretirement health care cost by approximately 5.36%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% in 1998, 7.25% in 1997 and 7.5% in 1996 and the expected long-term rate of return on assets was 4.3% in 1998, 1997 and 1996.

8.   Transactions with Major Customers and Related Parties

     - Major Customers:

         The Statement of Consolidated Earnings includes revenues from major customers amounting to 10% or more of the Company's consolidated revenues as follows (millions of dollars):

                                                           1998                  1997                  1996
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------
      Wisconsin Gas Company......................   $   67.6      9.0%    $   89.5     12.3%    $   83.9    11.0%

           Revenues from any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1998, 1997 and 1996.

      - Related Parties:

           "Operation and maintenance" expenses within the Statement of Consolidated Earnings includes affiliate and other related party transactions as follows (millions of dollars):

                                                                                   1998        1997        1996
                                                                                 --------    --------    --------

      Storage and transportation expense - affiliates........................    $   11.5    $   11.7    $   13.7
      Storage and transportation expense - other related parties.............        23.6        29.9        40.6
      Services provided at cost - affiliates.................................        21.6        22.5        22.8
      Facilities rental expense - affiliates.................................        13.4        17.3        18.9

           Services provided by the Company at cost for affiliated companies were $12.6 million for 1998, $9.3 million for 1997 and $9.9 million for 1996. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Such costs are allocated using a three-factor formula consisting of revenues, property and payroll, which is reasonable and has been applied on a consistent basis.

           The Company has lease agreements with Coastal and its affiliates for the rental of office space, natural gas storage fields and certain pipeline facilities. The Company's investment in an affiliate, Coastal Medical Services, Inc., was $68.3 million at December 31, 1998 and $74.1 million at December 31, 1997. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries.

           ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. The Company had advanced to an associated company at a market rate of interest, $156.1 million at December 31, 1998 and $265.9 million at December 31, 1997. Such amounts are repayable on demand.

9.    Quarterly Results of Operations (Unaudited)

      The results of operations by quarter for the years ended December 31, 1998 and 1997 were (millions of dollars):

                                                                                1998 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    ---------
      Revenues................................................  $   240.9     $   166.4     $  172.7     $   167.4
      Costs and expenses......................................      151.0         128.6        131.6         132.1
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    89.9     $    37.8     $   41.1     $    35.3
                                                                =========     =========     ========     =========


                                                                                1997 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    ---------
      Revenues................................................  $   219.3     $   166.3     $  163.1     $   181.0
      Costs and expenses......................................      159.4         136.2        134.3         130.9
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    59.9     $    30.1     $   28.8     $    50.1
                                                                =========     =========     ========     =========

                                  EXHIBIT INDEX


Exhibit
Number                                    Document
--------   --------------------------------------------------------------------

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