Form 10-Q
period 1999-03-31
ANR PIPELINE CO
filed 1999-05-13
CIK 65695

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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



                           ---------------------------




     Registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this report with reduced disclosure format.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No _____

     As of April 30, 1999, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.


================================================================================

                                     PART I

                                               FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1998, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $       3.2        $       3.4
   Notes receivable from related party.....................................             208.8              156.1
   Accounts receivable:
      Others...............................................................               7.5               20.7
      Related parties......................................................              17.4               25.2
   Materials and supplies, at average cost.................................              27.9               27.8
   Current deferred income taxes...........................................              25.3               25.0
                                                                                  -----------        -----------
                                                                                        290.1              258.2
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,416.4            3,446.6
   Less - Accumulated depreciation.........................................           2,164.9            2,165.0
                                                                                  -----------        -----------
                                                                                      1,251.5            1,281.6
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              50.4               51.1
      Other................................................................              68.3               68.3
   Deferred charges and other..............................................              24.4               29.0
                                                                                  -----------        -----------
                                                                                        143.1              148.4
                                                                                  -----------        -----------

                                                                                  $   1,684.7        $   1,688.2
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $      65.6        $      77.6
      Related parties......................................................               7.7               11.5
   Taxes on income.........................................................              44.8               37.8
   Other taxes.............................................................              17.6               24.1
   Other...................................................................              57.3               50.0
                                                                                  -----------        -----------
                                                                                        193.0              201.0
                                                                                  -----------        -----------

Long-Term Debt ............................................................             498.0              497.9
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             186.7              174.4
   Other deferred credits:
      Others...............................................................              83.8              103.3
      Related parties......................................................               7.6                8.0
                                                                                  -----------        -----------
                                                                                        278.1              285.7
                                                                                  -----------        -----------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................                .1                 .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             249.3              237.3
                                                                                  -----------        -----------
                                                                                        715.6              703.6
                                                                                  -----------        -----------

                                                                                  $   1,684.7        $   1,688.2
                                                                                  ===========        ===========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Revenues:
   Storage and transportation:
      Others.........................................................................       $   158.8   $   206.7
      Related parties................................................................             5.1         2.4
   Other revenues:
      Others.........................................................................            20.8        22.5
      Related parties................................................................             6.4         9.3
                                                                                            ---------   ---------
                                                                                                191.1       240.9
                                                                                            ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others.........................................................................            51.0        82.7
      Related parties................................................................            17.3        15.9
   Depreciation and amortization.....................................................             9.1         8.8
   Interest expense..................................................................            11.7        13.4
   Taxes on income...................................................................            38.0        30.2
                                                                                            ---------   ---------
                                                                                                127.1       151.0
                                                                                            ---------   ---------

Net Earnings.........................................................................       $    64.0   $    89.9
                                                                                            =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net earnings......................................................................       $    64.0   $    89.9
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................             9.2         8.9
         Net decrease (increase) in working capital:
           Others....................................................................            10.3   (    39.4)
           Related parties...........................................................             4.4   (     5.6)
         Net increase in other assets/liabilities....................................       (     4.1)  (      .3)
                                                                                            ---------   ---------
           Total adjustments.........................................................            19.8   (    36.4)
                                                                                            ---------   ---------

         Net cash provided by operating activities...................................            83.8        53.5
                                                                                            ---------   ---------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party.........................       (    52.7)       38.1
   Capital expenditures..............................................................       (    15.9)  (    13.3)
   Proceeds from the sale of plant to related party..................................            37.2           -
                                                                                            ---------   ---------

         Net cash (used in) provided by investing activities.........................       (    31.4)       24.8
                                                                                            ---------   ---------

Cash Flows from Financing Activities:
   Dividend paid.....................................................................       (    52.0)  (    80.0)
   Other   ..........................................................................       (      .6)          -
                                                                                            ---------   ---------

         Net cash used in financing activities.......................................       (    52.6)  (    80.0)
                                                                                            ---------   ---------

Net Decrease in Cash and Cash Equivalents............................................       (      .2)  (     1.7)

Cash and Cash Equivalents at Beginning of Period.....................................             3.4         5.2
                                                                                            ---------   ---------

Cash and Cash Equivalents at End of Period...........................................       $     3.2   $     3.5
                                                                                            =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows.

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

     The Company adopted American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $5.5 million and $7.1 million for the three-month periods ended March 31, 1999 and 1998, respectively. Cash payments for income taxes amounted to $18.9 million and $23.1 million for the three-month periods ended March 31, 1999 and 1998, respectively.

2. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              1999         1998
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Federal Income Taxes:
         Currently payable............................................................      $  23.6     $  19.9
         Deferred.....................................................................         11.2         5.2
                                                                                            -------     -------
                                                                                               34.8        25.1
      State and City Income Taxes.....................................................          3.2         5.1
                                                                                            -------     -------
                                                                                            $  38.0     $  30.2
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

4. Litigation, Environmental and Regulatory Matters

     Litigation Matters

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the United States District Court, Southern District of Texas (the "Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases.

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

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in four Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $54 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $.4 million.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of further significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and ANR Pipeline and its affiliates filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets, changing legislation and regulations, and the impact of the Year 2000 issue. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction (H) of Form 10-Q.

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 1999 in comparison to the corresponding period in 1998 is a result of the following:

     Revenues. Storage and transportation revenues decreased by $45.2 million for the three-month period ending March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to net adjustments to provisions for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement. The remaining decrease was largely due to the continuing decline in surcharge revenues related to transition cost recoveries.

     Other revenues decreased by $4.6 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The primary factors contributing to this decrease were lower interest income of $14.9 million offset by the recognition of gain on the sale of certain assets of $8.1 million.

     Operation and Maintenance. Operation and maintenance expenses decreased by $30.3 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The primary factors contributing to the decrease were a) a $10.7 million benefit recorded in the first quarter of 1999, related to revisions of certain gas cost accruals, b) lower costs of $12.8 million primarily due to a charge recorded in the first quarter of 1998 for environmental regulatory compliance and c) lower property and use tax expenses of $4.9 million resulting primarily from favorable settlements of prior years in certain states.

     Taxes on Income. Taxes on income increased by $7.8 million for the three-month period ended March 31, 1999 as compared to the same period in 1998. The increase was primarily due to an adjustment of accumulated deferred income taxes recorded in the first quarter of 1998 offset by lower pre-tax income.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            (27)  Financial Data Schedule.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ANR PIPELINE COMPANY
                                                        (Registrant)

Date:  May 13, 1999                      By:         WILLIAM L. JOHNSON
                                              --------------------------------
                                                     William L. Johnson
                                                   Senior Vice President
                                              and Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
------------------------------------------------------------------------------
 27         Financial Data Schedule