Form 10-Q
period 1999-06-30
ANR PIPELINE CO
filed 1999-08-13
CIK 65695

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

     As of July 30, 1999, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.


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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                    June 30,        December 31,
                                     ASSETS                                           1999              1998
                                                                                  -------------    --------------
                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................         $      5.6       $      3.4
   Notes receivable from related party.....................................              182.0            156.1
   Accounts receivable:
      Others...............................................................                4.9             19.9
      Related parties......................................................               19.4             26.0
   Materials and supplies, at average cost.................................               27.8             27.8
   Current deferred income taxes...........................................               26.2             25.0
                                                                                    ----------       ----------
                                                                                         265.9            258.2
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,444.6          3,446.6
   Less - Accumulated depreciation.........................................            2,174.1          2,165.0
                                                                                    ----------       ----------
                                                                                       1,270.5          1,281.6
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               50.9             51.1
      Other................................................................               68.3             68.3
   Deferred charges and other..............................................               15.2             29.0
                                                                                    ----------       ----------
                                                                                         134.4            148.4
                                                                                    ----------       ----------

                                                                                    $  1,670.8       $  1,688.2
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                 (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $    67.4          $    77.6
      Related parties......................................................            17.8               11.5
   Taxes on income.........................................................            30.4               37.8
   Other taxes.............................................................            21.5               24.1
   Other...................................................................            47.4               50.0
                                                                                  ---------          ---------
                                                                                      184.5              201.0
                                                                                  ---------          ---------

Long-Term Debt ............................................................           498.0              497.9
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           190.9              174.4
   Other deferred credits:
      Others...............................................................            72.9              103.3
      Related parties......................................................             6.8                8.0
                                                                                  ---------          ---------
                                                                                      270.6              285.7
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           251.4              237.3
                                                                                  ---------          ---------
                                                                                      717.7              703.6
                                                                                  ---------          ---------

                                                                                  $ 1,670.8          $ 1,688.2
                                                                                  =========          =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Storage and transportation:
      Others....................................................   $    121.5  $    132.0   $   280.3   $   338.7
      Related parties...........................................          3.5         1.5         8.6         3.9
   Other revenues:
      Others....................................................         17.5        26.1        38.3        48.6
      Related parties...........................................          5.6         6.8        12.0        16.1
                                                                   ----------  ----------   ---------   ---------
                                                                        148.1       166.4       339.2       407.3
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         66.4        68.2       117.4       150.9
      Related parties...........................................         19.1        18.5        36.4        34.4
   Depreciation and amortization................................          9.1         9.0        18.2        17.8
   Interest expense.............................................         11.8        10.1        23.5        23.5
   Taxes on income..............................................         14.6        22.8        52.6        53.0
                                                                   ----------  ----------   ---------   ---------
                                                                        121.0       128.6       248.1       279.6
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     27.1  $     37.8   $    91.1   $   127.7
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      1999            1998
                                                                                   ---------        --------
                                                                                           (Unaudited)
Cash Flows from Operating Activities:
   Net earnings................................................................    $    91.1        $  127.7
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         18.4            18.0
         Net (increase) decrease in working capital:
           Others..............................................................    (     5.8)       (  122.5)
           Related parties.....................................................         13.3        (    5.3)
         Net change in other assets/liabilities................................    (     8.2)           25.2
                                                                                   ---------        --------
           Total adjustments...................................................         17.7        (   84.6)
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        108.8            43.1
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   (Increase) decrease in note receivable from related party...................    (    25.9)           70.7
   Capital expenditures........................................................    (    39.7)       (   32.6)
   Proceeds from the sale of plant to related party............................         37.2               -
                                                                                   ---------        --------

         Net cash (used in) provided by investing activities...................    (    28.4)           38.1
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (    77.0)       (   80.0)
   Other.......................................................................    (     1.2)              -
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    78.2)       (   80.0)
                                                                                   ---------        --------

Net Increase in Cash and Cash Equivalents......................................          2.2             1.2

Cash and Cash Equivalents at Beginning of Period...............................          3.4             5.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     5.6        $    6.4
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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statement of Financial Accounting Standards No. 137, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

     The Company adopted American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $23.4 million and $37.6 million for the six-month periods ended June 30, 1999 and 1998, respectively. Cash payments of income taxes amounted to $44.6 million and $44.3 million for the six-month periods ended June 30, 1999 and 1998, respectively.

2. Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
      Federal Income Taxes:
         Currently payable......................................   $     12.2  $       .7   $    35.8   $    20.6
         Deferred...............................................          2.9        20.2        14.1        25.4
                                                                   ----------  ----------   ---------   ---------
                                                                         15.1        20.9        49.9        46.0
      State and City Income Taxes...............................   (       .5)        1.9         2.7         7.0
                                                                   ----------  ----------   ---------   ---------
                                                                   $     14.6  $     22.8   $    52.6   $    53.0
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

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action.

     In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997 and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan. In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. Action under these suits has been stayed pending a determination on the motion by Mr. Grynberg to have the suits consolidated under the federal Multidistrict Litigation rules.

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

     In October 1998, the U. S. Environmental Protection Agency ("EPA") announced a "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" ("NOx SIP Call"). The NOx SIP Call requires 22 states, including eight states in which ANR Pipeline operates, and the District of Columbia to submit state implementation plans ("SIP Plans"), with each state showing how it intends to reduce NOx emissions from sources located within its borders to specified levels. Under the schedule proposed by the EPA in the NOx SIP Call, states would have until September 1999 to submit SIP Plans to the EPA, and reduction measures would have to be in place by May 1, 2003. The NOx SIP Call provided that if a state failed to submit compliant SIP Plans by the September 1999 deadline, the EPA would impose reductions upon specific sources within the state. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. In a May 1999 order, the U. S. District Court, District of Columbia stayed, until further order of the court, the date by which states must submit compliant SIP Plans. ANR Pipeline operates compressor engines that emit nitrogen oxide and is, therefore, potentially subject to any state or EPA rules issued under the NOx SIP Call. Until the legal proceedings referenced above are resolved, final rules are determined and the states have submitted compliant SIP Plans, the Company will not be able to reasonably estimate the amount of any obligation resulting from the NOx SIP Call.

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

                              Results of Operations

     The change in the Company's earnings for the three-and six-month periods ended June 30, 1999 in comparison to the same periods in 1998 is a result of the following:

     Revenues. Storage and transportation revenues decreased for the three- and six-month periods ending June 30, 1999 as compared to the same periods in 1998 by $8.5 million and $53.7 million, respectively. The decrease in revenues for the six-month period was primarily due to an adjustment to the provision for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement. The remaining decreases for the three- and six-month periods were largely the result of a continuing decline in surcharge revenues related to transition cost recoveries and intensified competition across the United States natural gas industry.

     Other revenue decreased for the three- and six-month periods ended June 30, 1999 as compared to the same period in 1998 by $9.8 million and $14.4 million, respectively. The decrease for the three-month period results primarily from reduced gains of $10.2 million from the sale of certain assets. The decrease for the six-month period was primarily due to lower interest income of $12.2 million.

     Operation and Maintenance. Operation and maintenance expenses decreased by $31.5 million for the six-month period ended June 30, 1999 as compared to the same period in 1998. The primary factors contributing to the decrease were a) a $10.7 million benefit recorded in the first quarter of 1999, related to revisions of certain gas cost accruals, b) lower costs of $12.8 million primarily due to a charge recorded in the first quarter of 1998 for environmental regulatory compliance and c) lower property and use tax expenses of $4.9 million resulting primarily from favorable settlements of prior years tax issues in certain states.

     Taxes on Income. Taxes on income decreased for the three- and six-month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to lower pre-tax income. The decrease in the six-month period was offset by an adjustment to accumulated deferred income taxes recorded in the first quarter of 1998.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 1999.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ANR PIPELINE COMPANY
                                                       (Registrant)

Date:  August 11, 1999                    By:       WILLIAM L. JOHNSON
                                             ----------------------------------
                                                    William L. Johnson
                                                 Senior Vice President and
                                                Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------------------------------------------------------------------------------

27        Financial Data Schedule