Form 10-Q/A
period 1999-06-30
ANR PIPELINE CO
filed 1999-08-16
CIK 65695

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

     Other revenue decreased for the three- and six-month periods ended June 30, 1999 as compared to the same periods in 1998 by $9.8 million and $14.4 million, respectively. The decrease for the three-month period results primarily from reduced gains of $10.2 million from the sale of certain assets. The decrease for the six-month period was primarily due to lower interest income of $12.2 million.

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

     Taxes on Income. Taxes on income decreased for the three- and six-month periods ended June 30, 1999 as compared to the same periods in 1998 primarily due to lower pre-tax income. The decrease in the six-month period was largely offset by an adjustment to accumulated deferred income taxes recorded in the first quarter of 1998.

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