Form 10-Q
period 1999-09-30
ANR PIPELINE CO
filed 1999-11-12
CIK 65695

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999
                                                        OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 29, 1999, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                  September 30,     December 31,
                                     ASSETS                                           1999              1998
                                                                                  -------------    --------------
                                                                                   (Unaudited)

Current Assets:
   Cash and cash equivalents...............................................         $      3.5       $      3.4
   Notes receivable from related party.....................................              150.5            156.1
   Accounts receivable:
      Others...............................................................               12.9             19.9
      Related parties......................................................               18.5             26.0
   Materials and supplies, at average cost.................................               27.7             27.8
   Current deferred income taxes...........................................               27.7             25.0
                                                                                    ----------       ----------
                                                                                         240.8            258.2
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,466.4          3,446.6
   Less - Accumulated depreciation.........................................            2,183.8          2,165.0
                                                                                    ----------       ----------
                                                                                       1,282.6          1,281.6
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               74.7             51.1
      Other................................................................               69.1             68.3
   Deferred charges and other..............................................               26.8             29.0
                                                                                    ----------       ----------
                                                                                         170.6            148.4
                                                                                    ----------       ----------

                                                                                    $  1,694.0       $  1,688.2
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.


                     ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          1999                1998
                                                                               ---------------     --------------
                                                                                  (Unaudited)

Current Liabilities:
   Accounts payable:
      Others...............................................................       $    80.6          $    77.6
      Related parties......................................................             7.7               11.5
   Taxes on income.........................................................            29.6               37.8
   Other taxes.............................................................            24.8               24.1
   Other...................................................................            57.4               50.0
                                                                                  ---------          ---------
                                                                                      200.1              201.0
                                                                                  ---------          ---------

Long-Term Debt ............................................................           498.0              497.9
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           196.5              174.4
   Other deferred credits:
      Others...............................................................            67.9              103.3
      Related parties......................................................             6.0                8.0
                                                                                  ---------          ---------
                                                                                      270.4              285.7
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           259.2              237.3
                                                                                  ---------          ---------
                                                                                      725.5              703.6
                                                                                  ---------          ---------

                                                                                  $ 1,694.0          $ 1,688.2
                                                                                  =========          =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

Revenues:
   Storage and transportation:
      Others....................................................   $    122.3  $    125.7   $   402.6   $   464.4
      Related parties...........................................          3.4          .6        12.0         4.5
   Other revenues:
      Others....................................................         22.7        38.9        61.0        87.5
      Related parties...........................................          4.9         7.5        16.9        23.6
                                                                   ----------  ----------   ---------   ---------
                                                                        153.3       172.7       492.5       580.0
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         72.3        68.5       194.3       219.4
      Related parties...........................................         15.1        17.8        46.9        52.2
   Depreciation and amortization................................          9.7         9.2        27.9        27.0
   Interest expense.............................................         11.7        11.6        35.2        35.1
   Taxes on income..............................................         16.8        24.5        69.4        77.5
                                                                   ----------  ----------   ---------   ---------
                                                                        125.6       131.6       373.7       411.2
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     27.7  $     41.1   $   118.8   $   168.8
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      1999            1998
                                                                                   ---------        --------
                                                                                           (Unaudited)

Cash Flows from Operating Activities:
   Net earnings................................................................    $   118.8        $  168.8
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         28.1            27.2
         Net decrease (increase) in working capital:
           Others..............................................................          5.8        (  123.9)
           Related parties.....................................................          4.2        (     .5)
         Net change in other assets/liabilities................................    (     6.7)           24.0
                                                                                   ---------        --------
           Total adjustments...................................................         31.4        (   73.2)
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        150.2            95.6
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Investment in pipeline partnerships.........................................    (    27.8)              -
   Decrease in note receivable from related party..............................          5.6            65.9
   Capital expenditures........................................................    (    66.3)       (   53.1)
   Proceeds from the sale of plant to related party............................         37.2               -
                                                                                   ---------        --------

         Net cash (used in) provided by investing activities...................    (    51.3)           12.8
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (    97.0)       (  110.0)
   Other.......................................................................    (     1.8)              -
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    98.8)       (  110.0)
                                                                                   ---------        --------

Net Increase (Decrease) in Cash and Cash Equivalents...........................           .1        (    1.6)

Cash and Cash Equivalents at Beginning of Period...............................          3.4             5.2
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     3.5        $    3.6
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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $28.8 million and $43.3 million for the nine-month periods ended September 30, 1999 and 1998, respectively. Cash payments of income taxes amounted to $58.3 million and $45.6 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

2.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      1999        1998        1999         1998
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)

      Federal Income Taxes:
         Currently payable......................................   $     11.8  $      7.5   $    47.6   $    28.1
         Deferred...............................................          3.6        15.0        17.7        40.4
                                                                   ----------  ----------   ---------   ---------
                                                                         15.4        22.5        65.3        68.5
      State and City Income Taxes...............................          1.4         2.0         4.1         9.0
                                                                   ----------  ----------   ---------   ---------
                                                                   $     16.8  $     24.5   $    69.4   $    77.5
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

      In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal.

      In 1996, Jack Grynberg filed a claim under the False Claims Act on behalf of the U.S. government in the U.S. District Court, District of Columbia, against 70 defendants, including ANR Pipeline and another subsidiary of Coastal. The suit sought damages for the alleged underpayment of royalties due to the purported improper measurement of gas. The 1996 suit was dismissed without prejudice in March 1997, and the dismissal was affirmed by the D.C. Court of Appeals in October 1998. In September 1997, Mr. Grynberg filed 77 separate, similar False Claims Act suits against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as 10 years) and penalties of up to $10,000 per false claim. ANR Pipeline, Coastal and several other Coastal subsidiaries have been included in two of the September 1997 suits. The suits were filed in both the U.S. District Court, District of Colorado and the U.S. District Court, Eastern District of Michigan (the "Grynberg suits"). In April 1999, the United States Department of Justice notified the Company that the United States will not intervene in these cases. In response to a motion filed by Mr. Grynberg, the MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming.

      In May 1999, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners and state taxing authorities, instituted a legal proceeding in State Court, Stevens County, Kansas against over 200 gas pipeline companies, including ANR Pipeline and other Coastal subsidiaries (the "Quinque suit"). The Quinque suit seeks unspecified damages, which could include treble damages through July 15, 1995, for the alleged underpayment of royalties due to the purported mismeasurement of the heat value and the volume of all natural gas purchased in the United States since 1974. The plaintiffs in the Quinque suit are also seeking certification of a national class of all similarly situated gas producers. The Quinque suit has been removed to the U.S. District Court, Southern District of Kansas. The defendants in the Quinque suit have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings.

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

      The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in four Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $67 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $1.3 million.

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

      Regulatory Matters

      On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. The FERC has indicated that it may consider both proposals together inasmuch as they raise several common issues. Comments on both of these matters were due on April 22, 1999, and ANR Pipeline and its affiliates filed comments with the FERC on that date, urging the FERC, among other things, to modify its rate, service and certification policies for such pipelines.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, ANR Pipeline and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. The matter is still pending.

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

                              Results of Operations

      The change in the Company's earnings for the three-and nine-month periods ended September 30, 1999 in comparison to the same periods in 1998 is a result of the following:

      Revenues. Storage and transportation revenues decreased for the nine-month period ending September 30, 1999 as compared to the same period in 1998 by $54.3 million. The decrease in revenues for this period was primarily due to an adjustment to the provision for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement. The remaining decrease was largely the result of a continuing decline in surcharge revenues related to transition cost recoveries and lower storage and transportation volumes and rates, partially offset by the net change in the amortization of deferred revenues.

      Other revenues decreased for the three- and nine-month periods ended September 30, 1999 as compared to the same period in 1998 by $18.8 million and $33.2 million, respectively. The decrease for the three-month period is primarily due to proceeds received from the termination of gas transportation contracts in 1998 of $26.7 million offset by the recognition of gain on the sale of certain assets of $5.4 million. The decrease for the nine-month period was primarily due to the contract terminations previously discussed and lower interest income.

      Operation and Maintenance. Operation and maintenance expenses decreased by $30.4 million for the nine-month period ended September 30, 1999 as compared to the same period in 1998. The primary factors contributing to the decrease were
a) a $10.7 million benefit recorded in the first quarter of 1999, related to revisions of certain gas cost accruals, b) lower costs of $12.8 million primarily due to a charge recorded in the first quarter of 1998 for environmental regulatory compliance and c) lower property and use tax expenses of $4.9 million resulting primarily from favorable settlements of prior years tax issues in certain states.

      Taxes on Income. Taxes on income decreased for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998 primarily due to lower pre-tax income. The decrease in the nine-month period was partially offset by an adjustment to accumulated deferred income taxes recorded in the first quarter of 1998.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ANR PIPELINE COMPANY
                                                       (Registrant)
                                   By:             WILLIAM L. JOHNSON
Date:  November 12, 1999               ---------------------------------------
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