Form 10-K
period 1999-12-31
ANR PIPELINE CO
filed 2000-02-25
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 1999 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to _________

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

     9-5/8% Debentures, due 2021
     7-3/8% Debentures, due 2024           {           New York Stock Exchange
     7% Debentures, due 2025

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 1, 2000, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

Documents incorporated by reference:  None


================================================================================

                                TABLE OF CONTENTS

Item No.                                                                  Page

            Glossary......................................................(ii)

                                     PART I

     1.     Business......................................................   1
                Introduction..............................................   1
                Recent Development........................................   1
                Natural Gas System........................................   1
                    Operations............................................   1
                        General...........................................   1
                        Transportation and Storage Services...............   2
                        Competition.......................................   3
                    Access to Gas Supply..................................   3
                    Regulations Affecting Gas System......................   3
                    Environmental.........................................   3
     2.     Properties....................................................   4
     3.     Legal Proceedings.............................................   4
     4.     Submission of Matters to a Vote of Security Holders...........   5

                                     PART II

     5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...........................................   5
     6.     Selected Financial Data.......................................   5
     7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   5
     7A.    Quantitative and Qualitative Disclosures About Market Risk....   5
     8.     Financial Statements and Supplementary Data...................   6
     9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................   6

                                    PART III

     10.    Directors and Executive Officers of the Registrant............   6
     11.    Executive Compensation........................................   6
     12.    Security Ownership of Certain Beneficial Owners and
            Management....................................................   6
     13.    Certain Relationships and Related Transactions................   6

                                     PART IV

     14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K......................................................   7



                                       (i)

                                    GLOSSARY


"AICPA" means American Institute of Certified Public Accountants
"ANR" means American Natural Resources Company
"ANR Pipeline" or the "Company" means ANR Pipeline Company
"ANR Storage" means ANR Storage Company and its subsidiaries
"Bcf" means billion cubic feet
"Blue Lake" means Blue Lake Gas Storage Company in which an affiliate of the Company has a 75% ownership interest.
"Coastal" means The Coastal Corporation
"Coastal Natural Gas" means Coastal Natural Gas Company
"Colorado" means Colorado Interstate Gas Company and its subsidiaries
"Empire" means Empire State Pipeline
"EPA" means U.S. Environmental Protection Agency
"FAS" means Statement of Financial Accounting Standards
"FASB" means Financial Accounting Standards Board
"FERC" means Federal Energy Regulatory Commission
"Great Lakes" means Great Lakes Gas Transmission Limited Partnership in which affiliates of the Company have a 50% ownership interest.
"Gulfstream System" means Gulfstream Natural Gas System, a proposed pipeline system consisting of 744 miles of pipeline and related facilities, originating near Mobile, Alabama, crossing the Gulf of Mexico, and terminating near Florida's east coast in West Palm Beach, Florida.
"HIOS" means High Island Offshore System, L.L.C.
"JolietMarket Hub" means a gas trading area near Chicago, Illinois, interconnected with numerous pipelines, where gas from all major continental North American supply basins is available.
"MMcf" means million cubic feet "NGA" means Natural Gas Act of 1938, as amended "UTOS" means U-T Offshore System, L.L.C.
"working gas" means that volume of gas available for withdrawal from natural gas storage fields and for use by the Company's customers


NOTES:

This Annual Report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets, and changing legislation and regulations. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

Unless otherwise noted, all natural gas volumes presented in this Annual Report are stated at a pressure base of 14.73 pounds per square inch absolute and 60 degrees Fahrenheit.


                                      (ii)

                                     PART I

Item 1. Business.

                                  INTRODUCTION

      ANR Pipeline is a Delaware corporation organized in 1945. All of ANR Pipeline's outstanding common stock is owned by ANR. ANR is a direct, wholly owned subsidiary of Coastal Natural Gas, and an indirect subsidiary of Coastal. ANR Pipeline owns and operates an interstate natural gas pipeline system. At December 31, 1999, the Company had 1,695 employees engaged in the operation of ANR Pipeline and 198 employees engaged in the operation of HIOS, UTOS, ANR Storage and Empire.



                               RECENT DEVELOPMENT

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.



                               NATURAL GAS SYSTEM

OPERATIONS

General

     The Company is involved in the "open access" transportation, storage, gathering and balancing of natural gas owned by third parties. ANR Pipeline provides these services for various customers through its facilities located in Arkansas, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Nebraska, Ohio, Oklahoma, Tennessee, Texas, Wisconsin and offshore in the Gulf of Mexico.

     The Company's two interconnected, large-diameter multiple pipeline systems transport gas for markets in the Midwest and the Northeast regions of the United States from (a) the Hugoton Field and other fields in the Anadarko Basin in Texas and Oklahoma, (b) the Louisiana onshore and the offshore Gulf of Mexico areas and (c) Canada and other basins received through interconnections with other pipelines located throughout its system.

     The Company's principal pipeline facilities at December 31, 1999 consisted of 10,580 miles of pipeline and 75 compressor stations with 1,022,217 installed horsepower. At December 31, 1999, the design peak day delivery capacity of the transmission system, considering supply sources, storage, markets and transportation for others, was approximately 6 Bcf per day.

     ANR Pipeline has approximately 202 Bcf of underground working gas storage capacity, with a maximum day delivery capacity of 3 Bcf. Working gas storage capacity operated by ANR Pipeline of 126.3 Bcf is available from five owned and five leased underground storage facilities in Michigan. In addition, the Company has the contracted rights for 75.4 Bcf of working gas storage capacity of which
45.4 Bcf is provided by Blue Lake and 30 Bcf is provided by ANR Storage.

Transportation and Storage Services

     ANR Pipeline transports and stores gas owned by third parties, including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end users, for markets both on and off its system. Transportation service revenues amounted to $431 million for 1999 compared to $481 million for 1998 and $497 million for 1997. Gas storage revenues amounted to $136 million for 1999 as compared to $139 million for 1998 and $146 million for 1997.

     ANR Pipeline's system deliveries for the years 1999, 1998 and 1997 were as follows:

                            Total System                 Daily Average
           Year              Deliveries                System Deliveries
           ----              ----------                -----------------
                                (Bcf)                        (MMcf)

           1999                1,362                          3,732
           1998                1,354                          3,710
           1997                1,424                          3,901

     In September 1998, the Company received FERC approval to expand its Wisconsin system by constructing 11.7 miles of 30-inch looping and a meter station. These facilities were completed and placed in service for the 1999/2000 heating season and provide an additional 120 MMcf per day of capacity into Wisconsin from the Chicago area for a 10-cent rate.

     The Company filed with the FERC in March 1999 for approval to further expand its Wisconsin system by constructing 3 miles of 42-inch looping in Illinois and installing an additional 23,000 horsepower of compression at existing compressor stations in Illinois and Wisconsin. These facilities, which are estimated to cost $37.5 million, will deliver an additional 194 MMcf per day of capacity into Wisconsin from the Chicago area. In January 2000, ANR filed an amendment with the FERC for approval to phase in construction of these facilities. The initial phase, to be placed in service by the end of 2000, would include 20,000 horsepower of compression and provide 109 MMcf per day of additional capacity. The remaining facilities will be constructed at a later date, pending approval of other related facilities.

     Combined, these expansions of the Company's existing system will provide an efficient means for customers to gain access to increased supplies of natural gas at the Joliet Market Hub via flexible and economical transportation and storage services.

     The Company's proposed SupplyLink Project, which consists of the construction of approximately 73 miles of mainline looping and the installation of an additional 15,000 horsepower at an existing compressor station, will increase the transmission capacity by up to 750 MMcf per day on the Company's mainline between the Joliet Market Hub and Defiance, Ohio.

     The proposed Independence Pipeline, of which a subsidiary of ANR owns a one-third general partnership interest, will interconnect with the ANR Pipeline system at Defiance, Ohio and will extend to the Leidy, Pennsylvania facilities of Williams Gas Pipelines - Transco and other interstate pipelines. The proposed Independence Pipeline project consists of the construction of 400 miles of 36-inch diameter pipe, with a designed delivery capacity of more than 950 MMcf per day.

     In December 1999, the FERC issued an interim order conditionally approving the applications for both the SupplyLink and Independence Projects. The Company has requested a rehearing of the order.

     The Company has an indirect 50% interest in the East Breaks Gathering Company L.L.C. ("East Breaks"). East Breaks has entered into agreements with Exxon Company U.S.A. ("Exxon") and BP Amoco Plc ("BP Amoco") whereby East Breaks will own and operate pipeline facilities and provide related services for the development of the Exxon and BP Amoco Diana and Hoover production prospects in the Gulf of Mexico. The pipeline facilities will consist of an 86- mile 20-inch pipeline, extending from an Exxon and BP Amoco production facility in the Gulf of Mexico to a point of interconnection with the existing HIOS transmission facilities. The new pipeline will have a capacity of over 400 MMcf per day, will cost approximately $90 million and is expected to be in service during the summer of 2000. HIOS interconnects with ANR Pipeline's transportation facilities at West Cameron Block 167, offshore Louisiana.

Competition

     Natural gas competes with other forms of energy available to customers, primarily on the basis of price paid by end users. These competitive forms of energy include electricity, coal, propane and fuel oils. Changes in the availability or price of natural gas or other forms of energy, as well as changes in business conditions, conservation, legislation or governmental regulations, capability to convert to alternate fuels, the weather, changes in rate structure, taxes and other factors may affect the demand for natural gas in the areas served by ANR Pipeline.

     In recent years, the FERC issued orders designed to increase competition in the natural gas industry. These orders have resulted in: (1) pipelines offering more service options and pricing flexibility in order to maintain and increase business volumes, and (2) pipelines competing with their customers, who are now allowed to resell, i.e., release, their unused firm capacity. In addition, firm contracts traditionally had terms of five to ten years; however, due to increased competition, new firm contracts are of a shorter average duration.


ACCESS TO GAS SUPPLY

     Gas deliverability available to shippers on ANR Pipeline's system from the Mid-Continent, Rocky Mountain, Western Canada, and Gulf Coast producing areas through direct connections and interconnecting pipelines and gatherers is approximately 4,900 MMcf per day. The Company remains active in locating and connecting new sources of natural gas to facilitate transportation arrangements made by third-party shippers. During 1999, field development, newly connected gas wells, gas production facilities and pipeline interconnections contributed approximately 1,100 MMcf per day to total deliverability accessible to shippers on the Company's system.


REGULATIONS AFFECTING GAS SYSTEM

     Under the NGA, the FERC has jurisdiction over ANR Pipeline as to rates and charges for the transportation, storage and balancing of natural gas, the construction of new facilities, the extension or abandonment of service and facilities, accounts and records and certain other matters. All of the Company's service options are subject to rate regulation by the FERC. Under the NGA, ANR Pipeline must file with the FERC to establish or adjust its services and rates. The FERC may also initiate proceedings to determine whether the Company's rates are "just and reasonable." ANR Pipeline holds certificates of public convenience and necessity issued by the FERC covering its jurisdictional facilities, activities and services.

     ANR Pipeline is also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of its interstate gas transmission and storage facilities by the U.S. Department of Transportation. Operations on United States government land are regulated by the U.S. Department of the Interior.

     For further discussion of ANR Pipeline's regulatory matters, see Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.


ENVIRONMENTAL

     ANR Pipeline's environmental matters are discussed in Note 4 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

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

Item 3. Legal Proceedings.

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the U.S. District Court, Southern District of Texas (the "Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including ANR Pipeline, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including ANR Pipeline and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is presented on page F-1 herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Company has issued fixed rate debt to partially finance expenditures and debt retirements. These agreements expose the Company to market risk related to changes in interest rates.

     The following table presents hypothetical changes in fair values in the Company's debt obligations at December 31, 1999 and 1998. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

Millions of Dollars                          No Change             10% Increase                10% Decrease
                                             ---------      ------------------------    -------------------

       Impact of changes in market             Fair            Fair        Increase         Fair         Increase
          rates of interest on:                Value           Value      (Decrease)        Value       (Decrease)
---------------------------------------    -----------      -----------   ----------    -----------     ----------
   Long-term debt subject to fixed
     interest rates
         1999.........................     $     538.9      $     506.7  ($     32.2)   $     575.0     $     36.1
         1998.........................           592.4            561.8  (      30.6)         624.9           32.5

     The Company has a note receivable from a related party with a carrying value of $136 million and $156.1 million at December 31, 1999 and 1998, respectively. The note earns interest at a variable rate tied to market rates of interest and therefore, the carrying amount is a reasonable estimate of its fair value. A 10% change in interest rates from December 31 levels would not have a material impact on earnings.

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


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) The following documents are filed as part of this Annual Report or incorporated herein by reference:

     1. Financial Statements.

              The following Consolidated Financial Statements of ANR Pipeline and Subsidiaries are included in response to Item 8 hereof on the attached pages as indicated:

                                                                                                            Page
        Independent Auditors' Report......................................................................  F-2
        Consolidated Balance Sheet at December 31, 1999 and 1998..........................................  F-3
        Statement of Consolidated Earnings for the Years Ended December 31, 1999, 1998 and 1997...........  F-5
        Statement of Consolidated Retained Earnings for the Years Ended December 31, 1999, 1998
           and 1997.......................................................................................  F-5
        Statement of Consolidated Cash Flows for the Years Ended December 31, 1999, 1998 and
           1997...........................................................................................  F-6
        Notes to Consolidated Financial Statements........................................................  F-7

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

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

      ANR PIPELINE COMPANY
      (Registrant)


By:   JEFFREY A. CONNELLY
      ------------------------------------
      Jeffrey A. Connelly
      President and Chief Executive Officer
      February 25, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: DAVID A. ARLEDGE                          By:  JEFFREY A. CONNELLY
    ----------------------------                   ----------------------------
    David A. Arledge                               Jeffrey A. Connelly
    Director                                       Director
    February 25, 2000                              February 25, 2000


By: WILLIAM L. JOHNSON                        By:  RICHARD A. LIETZ
    ----------------------------                   ----------------------------
    William L. Johnson                             Richard A. Lietz
    Principal Accounting Officer                   Director
    February 25, 2000                              February 25, 2000


By: HAROLD BURROW                             By:  JON A. WHITNEY
    ----------------------------                   ----------------------------
    Harold Burrow                                  Jon A. Whitney
    Director                                       Director
    February 25, 2000                              February 25, 2000


By:  DONALD H. GULQUIST
     ---------------------------
     Donald H. Gulquist
     Senior Vice President
     and Principal Financial Officer
     February 25, 2000

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction (I) of Form 10-K.

Results of Operations

     Revenues. Storage and transportation revenues decreased by $53.7 million in 1999 as compared to 1998. The decrease in revenues was primarily due to an adjustment to the provision for rate related contingencies of $38.7 million recorded in the first quarter of 1998, as a result of the Company's rate case settlement. The remaining decrease was largely the result of a continuing decline in surcharge revenues related to transition cost recoveries of $18.2 million, partially offset by an increase in the amortization of deferred revenues of $3.8 million.

     Other revenues decreased by $31.6 million in 1999 as compared to 1998. The decrease is due to proceeds of $26.7 million received from the termination of gas transportation contracts in 1998 and lower interest income, partially offset by recognition of gains on sales of certain assets.

     Operation and Maintenance. Operation and maintenance expenses decreased by $38.7 million in 1999 as compared to 1998. The primary factors contributing to the decrease were (a) a $14.2 million benefit recorded in 1999 related to revisions of certain gas cost accruals, (b) lower environmental costs of $14.7 million primarily due to a provision recorded in 1998 for environmental regulatory compliance, (c) lower property and use tax expenses of $4.5 million resulting primarily from favorable settlements of prior years tax issues in certain states, and (d) net lower operating and other expenses of $5.3 million in connection with the Company's comprehensive program undertaken in 1999 to reduce costs and improve efficiencies.

     Taxes on Income. Taxes on income decreased $3.3 million in 1999 as compared to 1998. The decrease was primarily the result of lower pre-tax income, largely offset by an adjustment to accumulated deferred income taxes recorded in 1998.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan


     We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly owned subsidiary of The Coastal Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, retained earnings and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP




Detroit, Michigan
February 8, 2000

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ----------   ---------

                                ASSETS
Current Assets:
   Cash and cash equivalents.............................................................  $      3.2   $     3.4
   Notes receivable from a related party.................................................       136.0       156.1
   Accounts receivable:
      Others.............................................................................        20.4        24.8
      Related parties....................................................................        44.4        26.1
   Materials and supplies, at average cost...............................................        27.9        27.8
   Current deferred income taxes.........................................................        26.6        25.0
                                                                                           ----------   ---------
                                                                                                258.5       263.2
                                                                                           ----------   ---------

Property, Plant and Equipment, at cost...................................................     3,462.3     3,446.6
   Less - Accumulated depreciation.......................................................     2,168.3     2,165.0
                                                                                           ----------   ---------
                                                                                              1,294.0     1,281.6
                                                                                           ----------   ---------

Other Assets:
   Investment in related parties:
      Pipeline partnerships..............................................................        69.2        51.1
      Other..............................................................................        64.8        68.3
   Deferred charges and other............................................................        14.4        29.0
                                                                                           ----------   ---------
                                                                                                148.4       148.4
                                                                                           ----------   ---------

                                                                                           $  1,700.9   $ 1,693.2
                                                                                           ==========   =========







                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ----------   ---------

                 LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
   Accounts payable:
      Others.............................................................................  $     94.2   $    82.5
      Related parties....................................................................         8.1        11.6
   Taxes on income.......................................................................        32.0        37.8
   Other taxes...........................................................................        24.2        24.1
   Other.................................................................................        39.8        50.0
                                                                                           ----------   ---------
                                                                                                198.3       206.0
                                                                                           ----------   ---------

Long-Term Debt...........................................................................       498.0       497.9
                                                                                           ----------   ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.....................................................       205.9       174.4
   Other deferred credits:
      Others.............................................................................        58.6       103.3
      Related parties....................................................................         4.5         8.0
                                                                                           ----------   ---------
                                                                                                269.0       285.7
                                                                                           ----------   ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and
      outstanding 1,000 shares...........................................................          .1          .1
   Additional paid-in capital............................................................       466.2       466.2
   Retained earnings.....................................................................       269.3       237.3
                                                                                           ----------   ---------
                                                                                                735.6       703.6
                                                                                           ----------   ---------

                                                                                           $  1,700.9   $ 1,693.2
                                                                                           ==========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1999         1998         1997
                                                                              ---------    ----------   ---------
Revenues:
   Storage and transportation:
      Others................................................................  $   543.5    $    613.1   $   630.4
      Related parties.......................................................       22.8           6.9        12.3
   Other revenues:
      Others................................................................       75.5          97.5        34.1
      Related parties.......................................................       20.3          29.9        52.9
                                                                              ---------    ----------   ---------
                                                                                  662.1         747.4       729.7
                                                                              ---------    ----------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others................................................................      261.0         292.2       269.0
      Related parties.......................................................       62.6          70.1        81.4
   Depreciation and amortization............................................       38.0          36.6        49.2
   Interest expense.........................................................       47.0          46.6        63.0
   Taxes on income..........................................................       94.5          97.8        98.2
                                                                              ---------    ----------   ---------
                                                                                  503.1         543.3       560.8
                                                                              ---------    ----------   ---------

Net Earnings................................................................  $   159.0    $    204.1   $   168.9
                                                                              =========    ==========   =========



                   STATEMENT OF CONSOLIDATED RETAINED EARNINGS
                              (Millions of Dollars)

                                                                                     Year Ended December 31,
                                                                              -----------------------------------
                                                                                 1999         1998         1997
                                                                              ---------    ----------   ---------
Balance - Beginning of Year.................................................  $   237.3    $    193.7   $   119.8

Net Earnings................................................................      159.0         204.1       168.9

Dividends on Common Stock...................................................     (127.0)   (    160.5)  (    95.0)
                                                                              ---------    ----------   ---------

Balance - End of Year.......................................................  $   269.3    $    237.3   $   193.7
                                                                              =========    ==========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
Cash Flows from Operating Activities:
   Net earnings................................................................  $  159.0    $  204.1    $  168.9
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization............................................      38.3        36.9        51.6
      Deferred income taxes....................................................      29.8        44.7         1.9
      Provision for regulatory matters.........................................         -    (  180.6)       39.9
      Undistributed equity in earnings of pipeline partnerships................  (   10.0)   (   16.7)   (   18.8)
   Changes in other assets and liabilities affecting operating activities:
      Decrease (increase) in accounts receivable:
         Others................................................................       4.4         1.8        15.3
         Related parties.......................................................  (   18.3)   (    2.1)         .2
      (Decrease) increase in accounts payable and other accruals:
         Others................................................................  (   13.1)       40.7    (   34.0)
         Related parties.......................................................  (    3.1)        1.8    (    5.1)
      Net (decrease) increase in other assets/liabilities......................  (    7.7)   (   12.3)       17.4
                                                                                 --------    --------    --------
         Total adjustments.....................................................      20.3    (   85.8)       68.4
                                                                                 --------    --------    --------

         Net cash provided by operating activities.............................     179.3       118.3       237.3
                                                                                 --------    --------    --------

Cash Flows from Investing Activities:
   Investment in pipeline partnerships.........................................  (   27.8)          -           -
   Decrease (increase) in notes receivable from related party..................      20.1       109.8    (   97.2)
   Decrease in note receivable - other.........................................         -           -        18.5
   Investment in related parties...............................................       3.5         5.8         4.0
   Proceeds from sale of plant to related party................................      37.5         4.8           -
   Capital expenditures........................................................  (   82.8)   (   77.2)   (   93.6)
                                                                                 --------    --------    --------

         Net cash (used in) provided by investing activities...................  (   49.5)       43.2    (  168.3)
                                                                                 --------    --------    --------

Cash Flows from Financing Activities:
   Common stock dividends paid.................................................  (  127.0)   (  160.5)   (   95.0)
   Other.......................................................................  (    3.0)   (    2.8)   (    3.0)
                                                                                 --------    --------    --------

         Net cash used in financing activities.................................  (  130.0)   (  163.3)   (   98.0)
                                                                                 --------    --------    --------

Net Decrease in Cash and Cash Equivalents......................................  (     .2)   (    1.8)   (   29.0)

Cash and Cash Equivalents at Beginning of Year.................................       3.4         5.2        34.2
                                                                                 --------    --------    --------

Cash and Cash Equivalents at End of Year.......................................  $    3.2    $    3.4    $    5.2
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

- Property, Plant and Equipment

     Property additions include capitalized interest costs allocable to construction. Such costs amounted to $2.1 million, $3.2 million and $2.3 million in 1999, 1998 and 1997, respectively.

     The Company's annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate was approximately 1.2% for 1999 and 1998, and 1.7% for 1997. In 1997, the Company re-examined the useful lives of its assets, and effective October 1, 1997, the depreciation rates associated with certain of these assets were revised, which had the effect of increasing net earnings by $14.7 million in 1998 and $3.6 million in 1997.

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

- Statement of Cash Flows

     For purposes of this financial statement, cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. The Company made cash payments for interest, net of interest capitalized, of $46.9 million, $61 million and $49.5 million in 1999, 1998 and 1997, respectively.

Cash payments for income taxes amounted to $70.5 million, $53.8 million and $92.4 million in 1999, 1998 and 1997, respectively.

- Nature of Operations and Concentrations of Credit Risk

     ANR Pipeline is involved in the transportation, storage and balancing of natural gas primarily for markets in the Midwest and Northeast regions of the United States. The Company operates under arrangements with other companies including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end-users. As a result, the Company has a concentration of receivables due from these customers. This may affect the Company's overall credit risk in that the customers may be similarly affected by changes in economic, regulatory and other factors. Trade receivables are generally not collateralized; however, the Company analyzes customers' credit positions prior to extending credit.

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

     The Company adopted AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"), in 1999. The application of SOP 98-5 did not have a material effect on the Company's consolidated financial statements.

2. Long-Term Debt

     Balances at December 31 were as follows (millions of dollars):

                                                                                               1999        1998
                                                                                             --------    --------
      Debentures:
         9-5/8% series, due 2021..........................................................   $  300.0    $  300.0
         7-3/8% series, due 2024..........................................................      125.0       125.0
         7% series, due 2025..............................................................       75.0        75.0

      Unamortized discount related to outstanding debt, net of premium....................   (    2.0)   (    2.1)
                                                                                             --------    --------

                                                                                             $  498.0    $  497.9
                                                                                             ========    ========

     None of the above debt issuances have maturity or sinking fund requirements prior to their retirement due dates.

     Alternatives to finance additional capital and other expenditures are limited principally by the terms of a Coastal Natural Gas debt instrument. As of December 31, 1999, ANR Pipeline and certain affiliates could incur in the aggregate approximately $3 billion of additional indebtedness.

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

                                                                December 31, 1999             December 31, 1998
                                                           --------------------------    ------------------------
                                                             Carrying        Fair          Carrying        Fair
                                                              Amount         Value          Amount         Value
                                                           ------------   -----------    -----------   -----------
                                                                             (millions of dollars)
      Nonderivatives:
         Financial assets:
           Cash and cash equivalents...................       $     3.2     $     3.2       $    3.4      $    3.4
           Note receivable from a related party........           136.0         136.0          156.1         156.1

         Financial liabilities:
           Long-term debt..............................           500.0         538.9          500.0         592.4

     The note receivable from a related party is at a floating market rate of interest and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated values of the Company's long-term debt are based on interest rates at December 31, 1999 and 1998, respectively, for new issues with similar remaining maturities.

4. Litigation, Environmental and Regulatory Matters

     - Litigation Matters

     In October 1996, Coastal, along with certain of its affiliates, including ANR Pipeline, was named as a defendant in a suit filed by several former and current African American employees in the U.S. District Court, Southern District of Texas (the "Texas suit"). The Texas suit alleges racially discriminatory employment policies and practices. Coastal and its affiliates vigorously deny these allegations and have filed responsive pleadings. Plaintiffs' counsel are seeking to have the Texas suit certified as a class action of all former and current African American employees and initially claimed compensatory and punitive damages of $400 million. In February 1999, in response to Coastal's motion to deny class certification, plaintiffs' counsel obtained permission from the Court to delete all claims for compensatory and punitive damages and to seek equitable relief only.

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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including ANR Pipeline, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States will not intervene in these cases at this time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants have filed a motion to dismiss which will be argued in March of 2000.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including ANR Pipeline and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit has been removed to the U.S. District Court for the District of Kansas. The plaintiffs have filed a motion to remand the case back to the state court, and several defendants have filed a motion under the MultiDistrict Litigation rules to have the suit transferred to Wyoming and consolidated with the Grynberg proceedings for pre-trial proceedings.

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

     The Company spent approximately $2.2 million in 1999 on environmental capital projects and anticipates capital expenditures of approximately $5 to $7 million per year over the next several years aimed at maintaining compliance with such laws and regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act, also known as "Superfund," imposes liability for the release of a "hazardous substance" into the environment. Superfund liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $52 million and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $1.3 million and has made appropriate provisions. At a fourth site, the Company's liability has been resolved for a de minimis amount.

     In Michigan, where the Company has extensive operations, the Environmental Response Act requires individuals (including corporations) who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. ANR Pipeline estimates that its costs to comply with the Michigan regulations will be approximately $6.2 million, which will be expended over a period of several years and for which appropriate provisions have been made.

     In October 1998, the EPA announced a "Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone" ("NOx SIP Call"). The NOx SIP Call requires 22 states, including eight states in which ANR Pipeline operates, and the District of Columbia to submit state implementation plans ("SIP Plans"), with each state showing how it intends to reduce NOx emissions from sources located within its borders to specified levels. Under the schedule proposed by the EPA in the NOx SIP Call, states had until September 1999 to submit SIP Plans to the EPA, and reduction measures would have to be in place by May 1, 2003. The NOx SIP Call provided that if a state failed to submit compliant SIP Plans by the September 1999 deadline, the EPA would impose reductions upon specific sources within the state. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. In a May 1999 order, the U. S. District Court, District of Columbia stayed, until further order of the court, the date by which states must submit compliant SIP Plans. ANR Pipeline operates compressor engines that emit nitrogen oxide and is, therefore, potentially subject to any state or EPA rules issued under the NOx SIP Call. Until the legal proceedings referenced above are resolved, final rules are determined and the states have submitted compliant SIP Plans, the Company will not be able to reasonably estimate the amount of any obligation resulting from the NOx SIP Call.

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

     - Regulatory Matters

      On July 29, 1998, the FERC issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of-first-refusal granted to long-term shippers to retain their capacity; and (e) expands pipeline reporting requirements. ANR Pipeline and its affiliates will seek clarification of certain aspects of the final rule.

      On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits. On October 19, 1999, ANR Pipeline and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on its companion notice proposing to eliminate its optional certificate regulations.

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

5. Lease Commitments

     Operating lease rentals included in operating expenses amounted to $20 million for 1999, $12 million for 1998 and $15 million for 1997, respectively. Aggregate minimum lease payments under existing noncapitalized, long-term leases are estimated to be $18 million for each of the years 2000 through 2002, $26 million for 2003 and 2004 and $273 million thereafter.

6. Taxes On Income

     Provisions for income taxes are composed of the following (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Federal:
         Currently payable...................................................    $   60.8    $   47.1    $   87.0
         Deferred............................................................        27.2        40.2         1.9
                                                                                 --------    --------    --------
                                                                                     88.0        87.3        88.9
                                                                                 --------    --------    --------
      State and City:
         Currently payable...................................................         3.9         6.0         9.3
         Deferred............................................................         2.6         4.5           -
                                                                                 --------    --------    --------
                                                                                      6.5        10.5         9.3
                                                                                 --------    --------    --------

           Total income taxes................................................    $   94.5    $   97.8    $   98.2
                                                                                 ========    ========    ========

     Provisions for income taxes were different from the amount computed by applying the statutory U.S. federal income tax rate to earnings before tax. The reasons for these differences are (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Tax expense computed by applying the U.S. federal income tax rate
         of 35%..............................................................    $   88.7    $  105.6    $   93.4

      Increases (reductions) in taxes resulting from:
         State and city income taxes reduced by federal income tax benefit...         4.2         6.8         6.0
         Other...............................................................         1.6    (   14.6)   (    1.2)
                                                                                 --------    --------    --------
             Taxes on income.................................................    $   94.5    $   97.8    $   98.2
                                                                                 ========    ========    ========

     Deferred tax liabilities (assets) which are recognized for the estimated future tax effects attributable to temporary differences are (millions of dollars):

                                                                                                  December 31,
                                                                                             --------------------
                                                                                               1999        1998
                                                                                             --------    --------
      Depreciation........................................................................   $  222.8    $  210.2
      Other...............................................................................       14.5        14.9
                                                                                             --------    --------
         Deferred tax liabilities.........................................................      237.3       225.1
                                                                                             --------    --------

      Inventory capitalization............................................................   (    1.7)   (    1.7)
      Purchased gas and other recoverable costs...........................................   (    4.9)   (   16.2)
      Benefit plans and accrued expenses..................................................   (   24.3)   (   22.0)
      Environmental costs.................................................................   (    2.9)   (    4.7)
      Certain lease costs.................................................................   (    5.4)   (    5.7)
      Other...............................................................................   (   18.8)   (   25.4)
                                                                                             --------    --------
         Deferred tax assets..............................................................   (   58.0)   (   75.7)
                                                                                             --------    --------

         Deferred income taxes............................................................   $  179.3    $  149.4
                                                                                             ========    ========

     Coastal and the Internal Revenue Service ("IRS") Appeals Office have concluded a final settlement of adjustments originally proposed to federal income tax returns filed for the years 1985 through 1987 and have concluded a tentative settlement of the additional adjustments proposed by the IRS to those returns. Coastal and the IRS Appeals Office have also concluded a tentative settlement of the adjustments proposed to Coastal's federal income tax returns filed for the years 1988 through 1990. Coastal has received notice of proposed adjustments to Coastal's federal income tax returns filed for the years 1991 through 1994, and Coastal is currently contesting certain of these adjustments before the IRS Appeals Office. Examination of Coastal's federal income tax returns filed for the years 1995, 1996 and 1997 began in 1999. It is the opinion of management that adequate provisions for federal income taxes have been reflected in the consolidated financial statements.

7. Benefit Plans

     The Company participates with its affiliates in the non-contributory pension plan of Coastal (the "Plan") which covers substantially all employees. The Plan provides benefits based on final average monthly compensation and years of service. As of December 31, 1999, the Plan did not have an unfunded accumulated benefit obligation. ANR Pipeline made no contributions to the Plan for 1999, 1998 or 1997. Assets of the Plan are not segregated or restricted by its participating subsidiaries and pension obligations for Company employees would remain the obligation of the Plan if the Company were to withdraw.

     ANR Pipeline also makes contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for eligible employees of the Company. The Company's contributions, which are based on matching employee contributions, amounted to $6.2 million for 1999 and $5.9 million for 1998 and $5.6 million for 1997.

     The Company provides certain health care and life insurance benefits for substantially all of its retired employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services.

     The following provides a reconciliation of the changes in the postretirement benefit obligation and the fair value of the plan assets over each of the years ending December 31, 1999 and 1998 and a statement of the funded status as of December 31, 1999 and 1998 (millions of dollars):

                                                                                                 Year Ended
                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ----------   ---------
      Change in Benefit Obligation
         Benefit obligation at beginning of year.......................................    $     51.4   $    49.6
         Service cost..................................................................            .6          .5
         Interest cost.................................................................           3.1         3.4
         Participant contributions.....................................................           1.1         1.2
         Plan amendments...............................................................                         -
         Benefit payments..............................................................    (      4.5)  (     5.1)
         Actuarial loss/(gain).........................................................    (      3.4)        1.8
                                                                                           ----------   ---------
         Benefit obligation at end of year.............................................    $     48.3   $    51.4
                                                                                           ==========   =========

      Change in Plan Assets
         Fair value of plan assets at beginning of year................................    $     15.3   $    15.2
         Actual return on plan assets..................................................            .9          .3
         Employer contributions........................................................           9.0         4.0
         Benefit payments..............................................................    (      3.8)  (     4.1)
         Administrative expenses.......................................................    (      1.6)  (      .1)
                                                                                           ----------   ---------
         Fair value of plan assets at end of year......................................    $     19.8   $    15.3
                                                                                           ==========   =========

                                                                                                December 31,
                                                                                           ----------------------
                                                                                              1999         1998
                                                                                           ----------   ---------
      Funded status
         Funded status at year end.....................................................    ($    28.5)  ($   36.1)
         Unrecognized transition obligation............................................          37.6        40.4
         Unrecognized net gain.........................................................    (     14.3)  (    13.3)
                                                                                           ----------   ---------
         Accrued postretirement benefit obligation.....................................    ($     5.2)  ($    9.0)
                                                                                           ==========   =========

     The following table provides the components of net periodic postretirement benefit cost for 1999, 1998 and 1997 (millions of dollars):

                                                                                      Year Ended December 31,
                                                                                 --------------------------------
                                                                                   1999        1998        1997
                                                                                 --------    --------    --------
      Service cost...........................................................     $    .6     $    .5     $    .4
      Interest cost..........................................................         3.1         3.4         3.3
      Amortization of transition obligation..................................         2.9         2.9         2.9
      Expected return on assets..............................................    (     .5)   (     .4)   (     .5)
      Amortization of net gain...............................................    (     .9)   (     .8)   (    1.1)
                                                                                 --------    --------    --------
      Net periodic postretirement benefit cost...............................    $    5.2    $    5.6    $    5.0
                                                                                 ========    ========    ========

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4% in 1999, declining gradually to 6.0% by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9.0% and 9.7% in 1998 and 1997, respectively. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 5.28% and the net postretirement health care cost by approximately 4.84%. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 1999 by approximately 5.21% and the net postretirement health care cost by approximately 5.0%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.0% in 1999, 7% in 1998 and 7.25% in 1997 and the expected long- term rate of return on assets was 4.3% in 1999, 1998 and 1997.

8. Transactions with Major Customers and Related Parties

     - Major Customers:

          The Statement of Consolidated Earnings includes revenues from major customers amounting to 10% or more of the Company's consolidated revenues as follows (millions of dollars):

                                                           1999                  1998                  1997
                                                    ------------------    ------------------    -----------------
                                                               Percent               Percent              Percent
                                                    Amount    of Total    Amount    of Total    Amount   of Total
                                                    ------    --------    ------    --------    ------   --------
      Wisconsin Gas Company......................   $   70.5     10.6%    $   67.6      9.0%    $   89.5    12.3%

          Revenues from any other single customer did not amount to 10% or more of the Company's consolidated revenues for the years ended December 31, 1999, 1998 and 1997.

     - Related Parties:

          "Operation and maintenance" expenses within the Statement of Consolidated Earnings includes affiliate and other related party transactions as follows (millions of dollars):

                                                                                   1999        1998        1997
                                                                                 --------    --------    ------
      Storage and transportation expense - affiliates........................    $   11.5    $   11.5    $   11.7
      Storage and transportation expense - other related parties.............        23.4        23.6        29.9
      Services provided at cost - affiliates.................................        21.9        21.6        22.5
      Facilities rental expense - affiliates.................................         5.8        13.4        17.3

           Services provided by the Company at cost for affiliated companies were $11.6 million for 1999, $12.6 million for 1998 and $9.3 million for 1997. The services provided by the Company to affiliates, and by affiliates to the Company, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Such costs are allocated using a three-factor formula consisting of revenues, property and payroll, which is reasonable and has been applied on a consistent basis.

           The Company has lease agreements with Coastal and its affiliates for the rental of office space, natural gas storage fields and certain pipeline facilities. The Company's investment in an affiliate, Coastal Medical Services, Inc., was $64.8 million at December 31, 1999 and $68.3 million at December 31, 1998. The affiliate has assumed the responsibility for facilitating the management of a portion of the medical obligations of the Company and other Coastal subsidiaries. At December 31, 1999, the Company's Accounts receivable-Related parties balance includes $21 million of costs incurred for the proposed Gulfstream System. These costs will be reimbursed by an affiliate of the Company which currently holds the investment in this project. In 1999, the Company sold certain storage facilities and related base gas to an affiliate for net book value of $37.5 million.

           ANR Pipeline participates in a program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. The Company had advanced to an associated company at a market rate of interest, $136.0 million at December 31, 1999 and $156.1 million at December 31, 1998. Such amounts are repayable on demand.

9. Quarterly Results of Operations (Unaudited)

     The results of operations by quarter for the years ended December 31, 1999 and 1998 were (millions of dollars):

                                                                                1999 Quarter Ended
                                                                --------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    --------
      Revenues................................................  $   191.1     $   148.1     $  153.3     $   169.6
      Costs and expenses......................................      127.1         121.0        125.6         129.4
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    64.0     $    27.1     $   27.7     $    40.2
                                                                =========     =========     ========     =========


                                                                                1998 Quarter Ended
                                                                -------------------------------------------------
                                                                March 31,      June 30,     Sept. 30,    Dec. 31,
                                                                ---------      --------     ---------    --------
      Revenues................................................  $   240.9     $   166.4     $  172.7     $   167.4
      Costs and expenses......................................      151.0         128.6        131.6         132.1
                                                                ---------     ---------     --------     ---------
         Net earnings.........................................  $    89.9     $    37.8     $   41.1     $    35.3
                                                                =========     =========     ========     =========

10. Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.

                                  EXHIBIT INDEX


Exhibit
Number                                 Document
--------------------------------------------------------------------------------
 (3.1)+ Composite Certificate of Incorporation of ANR Pipeline effective as of December 31, 1987. (Filed as Module ANRCertIncorp on March 29, 1994.)

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