Form 10-Q
period 2000-03-31
ANR PIPELINE CO
filed 2000-05-11
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of April 28, 2000, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                                     ASSETS                                         2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................       $        .5        $       3.2
   Notes receivable from related party.....................................             184.3              136.0
   Accounts receivable:
      Others...............................................................              27.9               20.4
      Related parties......................................................              43.5               44.4
   Materials and supplies, at average cost.................................              27.6               27.9
   Current deferred income taxes...........................................              20.4               21.0
                                                                                  -----------        -----------
                                                                                        304.2              252.9
                                                                                  -----------        -----------

Property, Plant and Equipment, at cost.....................................           3,464.9            3,462.3
   Less - Accumulated depreciation.........................................           2,178.0            2,168.3
                                                                                  -----------        -----------
                                                                                      1,286.9            1,294.0
                                                                                  -----------        -----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................              67.3               69.2
      Other................................................................              64.8               64.8
   Deferred charges and other..............................................              15.8               14.4
                                                                                  -----------        -----------
                                                                                        147.9              148.4
                                                                                  -----------        -----------

                                                                                  $   1,739.0        $   1,695.3
                                                                                  ===========        ===========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   March 31,        December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $      82.3        $      94.2
      Related parties......................................................               9.3                8.1
   Taxes on income.........................................................              42.2               32.0
   Other taxes.............................................................              18.7               24.2
   Other...................................................................              44.1               39.8
                                                                                  -----------        -----------
                                                                                        196.6              198.3
                                                                                  -----------        -----------

Long-Term Debt ............................................................             498.0              498.0
                                                                                  -----------        -----------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................             204.4              200.3
   Other deferred credits:
      Others...............................................................              51.7               58.6
      Related parties......................................................               4.4                4.5
                                                                                  -----------        -----------
                                                                                        260.5              263.4
                                                                                  -----------        -----------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued  and outstanding
      1,000 shares.........................................................                .1                 .1
   Additional paid-in capital..............................................             466.2              466.2
   Retained earnings.......................................................             317.6              269.3
                                                                                  -----------        -----------
                                                                                        783.9              735.6
                                                                                  -----------        -----------

                                                                                  $   1,739.0        $   1,695.3
                                                                                  ===========        ===========




                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Revenues:
   Storage and transportation:
      Others.........................................................................       $   147.8   $   158.8
      Related parties................................................................            18.7         5.1
   Other revenues:
      Others.........................................................................            13.6        20.8
      Related parties................................................................             5.3         6.4
                                                                                            ---------   ---------
                                                                                                185.4       191.1
                                                                                            ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others.........................................................................            71.7        51.0
      Related parties................................................................            15.2        17.3
   Depreciation and amortization.....................................................             9.7         9.1
   Interest expense..................................................................            12.1        11.7
   Taxes on income...................................................................            28.4        38.0
                                                                                            ---------   ---------
                                                                                                137.1       127.1
                                                                                            ---------   ---------

Net Earnings.........................................................................       $    48.3   $    64.0
                                                                                            =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            ---------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
Cash Flows from Operating Activities:
   Net earnings......................................................................       $    48.3   $    64.0
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization...............................................             9.7         9.2
         Net (increase) decrease in working capital:
           Others....................................................................       (     1.5)       10.3
           Related parties...........................................................             2.7         4.4
         Net change in other assets/liabilities......................................             4.3   (     4.1)
                                                                                            ---------   ---------
           Total adjustments.........................................................            15.2        19.8
                                                                                            ---------   ---------

         Net cash provided by operating activities...................................            63.5        83.8
                                                                                            ---------   ---------

Cash Flows from Investing Activities:
   Increase in note receivable from related party....................................       (    48.3)  (    52.7)
   Capital expenditures..............................................................       (    17.5)  (    15.9)
   Proceeds from the sale of plant to related party..................................               -        37.2
                                                                                            ---------   ---------

         Net cash used in investing activities.......................................       (    65.8)  (    31.4)
                                                                                            ---------   ---------

Cash Flows from Financing Activities:
   Dividend paid.....................................................................               -   (    52.0)
   Other   ..........................................................................       (      .4)  (      .6)
                                                                                            ---------   ---------

         Net cash used in financing activities.......................................       (      .4)  (    52.6)
                                                                                            ---------   ---------

Net Decrease in Cash and Cash Equivalents............................................       (     2.7)  (      .2)

Cash and Cash Equivalents at Beginning of Period.....................................             3.2         3.4
                                                                                            ---------   ---------

Cash and Cash Equivalents at End of Period...........................................       $      .5   $     3.2
                                                                                            =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies

     For additional information relative to operations and financial position, reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Certain reclassifications of prior period statements have been made to conform with current reporting practices. The effect of the reclassifications was not material to the Company's consolidated financial position, results of operations or cash flows.

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

     The Company may periodically enter into futures contracts to hedge the price risk of natural gas anticipated to be sold to end users. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair market value of these contracts is recognized in income.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $5.8 million and $5.5 million for the three-month periods ended March 31, 2000 and 1999, respectively. Cash payments for income taxes amounted to $13.4 million and $18.9 million for the three-month periods ended March 31, 2000 and 1999, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                            --------------------
                                                                                              2000         1999
                                                                                            ---------   ---------
                                                                                                  (Unaudited)
      Federal Income Taxes:
         Currently payable............................................................      $  21.7     $  23.6
         Deferred.....................................................................          4.8        11.2
                                                                                            -------     -------
                                                                                               26.5        34.8
      State and City Income Taxes.....................................................          1.9         3.2
                                                                                            -------     -------
                                                                                            $  28.4     $  38.0
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

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including ANR Pipeline, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999 instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including ANR Pipeline and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     Regulatory Matters

     On July 29, 1998, the Federal Energy Regulatory Commission ("FERC") issued a "Notice of Proposed Rulemaking," in which the FERC has proposed a number of significant changes to the industry, including, among other things, removal of price caps in the short-term market (less than one year), capacity auctions, changed reporting obligations, the ability to negotiate terms and conditions of all services, elimination of the requirement of a matching term cap on the renewal of existing contracts and a review of its policies for approving capacity construction. On the same day, the FERC also issued a "Notice of Inquiry" soliciting industry input on various matters affecting the pricing of long-term service and certificate pricing in light of changing market conditions. On February 9, 2000, the FERC issued a final rule implementing certain of the changes that were discussed in these two proposals. Among other things, the final rule: (a) removes the price ceilings for short-term secondary market capacity releases for a trial period through September 30, 2002; (b) permits pipelines to propose seasonally and term-differentiated rates; (c) revises requirements relating to pipeline scheduling procedures, capacity segmentation and penalties; (d) narrows the right-of-first-refusal granted to long-term shippers to retain their capacity; and (e) expands pipeline reporting requirements. ANR Pipeline, its affiliates and others have sought clarification of certain aspects of the final rule.

     On September 15, 1999, the FERC issued a Policy Statement addressing the certification and pricing of new pipeline construction projects. Under the Policy Statement, applicants must first satisfy a threshold pricing requirement of demonstrating that their projects can be constructed without subsidies from existing customers. Second, the applicants must show that any adverse impacts of the project on identified interests (existing customers of the applicant, other existing pipelines and their captive customers, landowners and the surrounding communities) are outweighed by its benefits, i.e., a balancing of adverse impacts and benefits. On October 19, 1999, ANR Pipeline and its affiliates sought clarification and/or rehearing of the Policy Statement insofar as it does not apply directly to those projects filed for approval under the FERC's "optional certificate" regulations. Other parties also sought rehearing of this and other aspects of the Policy Statement. On February 9, 2000, the FERC issued an order which, among other things, held that the Policy Statement balancing criteria would apply to new optional certificate applications while it receives comments on a companion FERC notice proposing to eliminate the current optional certificate regulations.

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

5.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced on January 18, 2000 the execution of definitive agreements for the merger of Coastal and El Paso Energy. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to various conditions, particularly federal regulatory approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This report includes certain forward-looking statements. The forward-looking statements reflect the Company's expectations, objectives and goals with respect to future events and financial performance and are based on assumptions and estimates which the Company believes are reasonable. However, actual results could differ materially from anticipated results. Important factors which may affect the actual results include, but are not limited to, commodity prices, political developments, market and economic conditions, industry competition, the weather, changes in financial markets and changing legislation and regulations. The forward-looking statements contained in this Report are intended to qualify for the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.

     The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction (H) of Form 10-Q.

                              Results of Operations

     The change in the Company's earnings for the three-month period ended March 31, 2000 in comparison to the corresponding period in 1999 is a result of the following:

     Revenues. Other revenues decreased by $8.3 million for the three-month period ending March 31, 2000 as compared to the same period in 1999. The decrease was primarily due to the gain on the sale of certain assets in 1999 of $8.1 million.

     Operation and Maintenance. Operation and maintenance expenses increased by $18.6 million for the three-month period ending March 31, 2000 as compared to the same period in 1999. The increase is primarily the result of a $15 million benefit recorded in the first quarter of 1999, related to revisions of certain gas costs, gas transportation costs and environmental cleanup cost accruals. The remainder is largely due to higher use tax expenses resulting primarily from favorable settlements for prior years in certain states recognized in the first quarter of 1999.

     Taxes on Income. Taxes on income decreased by $9.6 million for the three-month period ending March 31, 2000 as compared to the same period in 1999 primarily due to lower pre-tax income.

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

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                (27)  Financial Data Schedule.

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ANR PIPELINE COMPANY
                                                       (Registrant)

Date:  May 11, 2000                        By:         WILLIAM L. JOHNSON
                                             ---------------------------------
                                                       William L. Johnson
                                                      Senior Vice President
                                               and Principal Accounting Officer
                                                  (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
--------------------------------------------------------------------------------

   27                Financial Data Schedule