Form 10-Q
period 2000-06-30
ANR PIPELINE CO
filed 2000-08-11
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of July 31, 2000, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.


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



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                    June 30,        December 31,
                                     ASSETS                                           2000              1999
                                                                                  -------------    --------------
                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................         $       .7       $      3.2
   Notes receivable from related party.....................................               89.6            136.0
   Accounts receivable:
      Others...............................................................               56.6             20.4
      Related parties......................................................               55.3             44.4
   Materials and supplies, at average cost.................................               26.7             27.9
   Current deferred income taxes...........................................               19.5             21.0
                                                                                    ----------       ----------
                                                                                         248.4            252.9
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,485.8          3,462.3
   Less - Accumulated depreciation.........................................            2,187.9          2,168.3
                                                                                    ----------       ----------
                                                                                       1,297.9          1,294.0
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               59.3             69.2
      Other................................................................               64.4             64.8
   Deferred charges and other..............................................                2.4             14.4
                                                                                    ----------       ----------
                                                                                         126.1            148.4
                                                                                    ----------       ----------

                                                                                    $  1,672.4       $  1,695.3
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)

                                                                                   June 30,         December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $    80.0          $    94.2
      Related parties......................................................             6.4                8.1
   Taxes on income.........................................................            24.1               32.0
   Other taxes.............................................................            20.4               24.2
   Other...................................................................            33.7               39.8
                                                                                  ---------          ---------
                                                                                      164.6              198.3
                                                                                  ---------          ---------

Long-Term Debt ............................................................           498.1              498.0
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           211.6              200.3
   Other deferred credits:
      Others...............................................................            46.0               58.6
      Related parties......................................................             4.4                4.5
                                                                                  ---------          ---------
                                                                                      262.0              263.4
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           281.4              269.3
                                                                                  ---------          ---------
                                                                                      747.7              735.6
                                                                                  ---------          ---------

                                                                                  $ 1,672.4          $ 1,695.3
                                                                                  =========          =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Storage and transportation:
      Others....................................................   $    110.8  $    121.5   $   258.6   $   280.3
      Related parties...........................................          8.1         3.5        26.8         8.6
   Other revenues:
      Others....................................................         24.9        17.5        38.5        38.3
      Related parties...........................................          4.7         5.6        10.0        12.0
                                                                   ----------  ----------   ---------   ---------
                                                                        148.5       148.1       333.9       339.2
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         74.3        68.8       146.0       122.1
      Related parties...........................................         16.5        16.7        31.7        31.7
   Depreciation and amortization................................          9.8         9.1        19.5        18.2
   Interest expense.............................................         11.6        11.8        23.7        23.5
   Taxes on income..............................................         13.5        14.6        41.9        52.6
                                                                   ----------  ----------   ---------   ---------
                                                                        125.7       121.0       262.8       248.1
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     22.8  $     27.1   $    71.1   $    91.1
                                                                   ==========  ==========   =========   =========


                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                   -------------------------
                                                                                      2000            1999
                                                                                   ---------        --------
                                                                                           (Unaudited)
Cash Flows from Operating Activities:
   Net earnings................................................................    $    71.1        $   91.1
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         19.6            18.4
         Net (increase) decrease in working capital:
           Others..............................................................    (    58.8)       (    5.8)
           Related parties.....................................................    (    11.1)           13.3
         Net change in other assets/liabilities................................         34.2        (    8.2)
                                                                                   ---------        --------
           Total adjustments...................................................    (    16.1)           17.7
                                                                                   ---------        --------

         Net cash provided by operating activities.............................         55.0           108.8
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Decrease (increase) in note receivable from related party...................         46.4        (   25.9)
   Capital expenditures........................................................    (    44.0)       (   39.7)
   Proceeds from the sale of plant to related party............................            -            37.2
                                                                                   ---------        --------

         Net cash provided by (used in) investing activities...................          2.4        (   28.4)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividends paid..............................................................    (    59.0)       (   77.0)
   Other.......................................................................    (      .9)       (    1.2)
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    59.9)       (   78.2)
                                                                                   ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................    (     2.5)            2.2

Cash and Cash Equivalents at Beginning of Period...............................          3.2             3.4
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $      .7        $    5.6
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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative will depend on the intended use of the derivative and the resulting designation. The Company is currently evaluating the impact, if any, of FAS 133.

     The Company may periodically enter into swaps, futures and other contracts to hedge the price risk of natural gas anticipated to be sold to end users. The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in the fair market value of these contracts is recognized in income.

     Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $23.6 million and $23.4 million for the six-month periods ended June 30, 2000 and 1999, respectively. Cash payments of income taxes amounted to $37.1 million and $44.6 million for the six-month periods ended June 30, 2000 and 1999, respectively.

2.   Income Taxes

     Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Six Months Ended
                                                                          June 30,                 June 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
      Federal Income Taxes:
         Currently payable......................................   $      5.0  $     12.2   $    26.7   $    35.8
         Deferred...............................................          7.3         2.9        12.1        14.1
                                                                   ----------  ----------   ---------   ---------
                                                                         12.3        15.1        38.8        49.9
      State and City Income Taxes...............................          1.2  (       .5)        3.1         2.7
                                                                   ----------  ----------   ---------   ---------
                                                                   $     13.5  $     14.6   $    41.9   $    52.6
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

     In January 1998, the plaintiffs in the Texas suit amended their suit to exclude ANR Pipeline employees from the potential class. A new suit was then filed in state court in Wayne County, Michigan, seeking to have the Michigan suit certified as a class action of African American employees of ANR Pipeline and seeking unspecified damages as well as attorneys and expert fees. The Company has filed responsive pleadings denying these allegations. In August 1999, the court denied plaintiffs' motion to have the Michigan suit certified as a class action. Plaintiffs filed with the Michigan Court of Appeals an application for leave to appeal the denial of the class certification. On November 5, 1999, the Michigan Court of Appeals denied the application for leave to appeal. The matter has been settled at a cost to ANR Pipeline of less than $1 million. The parties have agreed to the dismissal of the case with prejudice.

     Two legal proceedings, one in federal court and the other in state court, have been instituted against a number of gas pipeline companies and their affiliates, including ANR Pipeline, Coastal and several of Coastal's other subsidiaries. The plaintiffs in each suit seek damages for the alleged undermeasurement of the heating value and the volume of natural gas. In the federal proceeding, Jack Grynberg filed 77 separate False Claim Act suits in September 1997 against natural gas transmission companies and producers, gatherers, and processors of natural gas, seeking unspecified damages which could include treble damages for the maximum period permitted by law (potentially as much as ten years) and penalties of up to $10,000 per false claim. In addition to the measurement claims, these suits also allege that the defendants undervalued the gas in paying royalties. The Coastal defendants were sued in the U.S. District Courts of Colorado and the Eastern District of Michigan. In April 1999, the U.S. Department of Justice notified the Company that the United States would not intervene in these cases at that time. The MultiDistrict Litigation Panel has consolidated the Grynberg suits with several other Grynberg cases for pre-trial proceedings in Wyoming. The defendants filed a motion to dismiss which was argued in March 2000, and the parties are awaiting the Court's decision. The United States has filed a motion to dismiss part of the Grynberg case.

     In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas against over 200 gas companies, including ANR Pipeline and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

     Regulatory Matters

     Certain regulatory issues remain unresolved among the Company, its customers, its suppliers and the Federal Energy Regulatory Commission. The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

5.   Merger

     Coastal and El Paso Energy Corporation ("El Paso Energy") announced, on January 18, 2000, the execution of definitive agreements for the merger of Coastal and a subsidiary of El Paso Energy. Each share of Coastal common stock and Class A common stock will be converted on a tax-free basis (except for cash paid in lieu of fractional shares) into 1.23 shares of El Paso Energy common stock. The outstanding convertible preferred stock of Coastal will be exchanged tax free (except for cash paid in lieu of fractional shares) for El Paso Energy common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. On May 5, 2000, the merger was approved by the shareholders of Coastal and El Paso Energy. It is expected that the merger will be completed during the fourth quarter of 2000 and be accounted for as a pooling of interests. The merger is subject to additional conditions, particularly federal regulatory approval.


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

                              Results of Operations

     The change in the Company's earnings for the three- and six-month periods ended June 30, 2000 in comparison to the corresponding periods in 1999 is a result of the following:

     Revenues. Storage and transportation revenues decreased for the three- and six-month periods ending June 30, 2000 as compared to the same periods in 1999 by $6.1 million and $3.5 million, respectively. These decreases were largely due to lower average rates charged to customers resulting in revenue decreases of $4 million in the second quarter of 2000. The Company expects this trend to continue in the near term as there currently exists excess pipeline capacity for deliveries of natural gas in the Midwest region of the United States. Other factors contributing to the decreases were a reduction in the amortization of deferred revenues of $1.7 million in the second quarter of 2000 and a continuing decline in surcharge revenues related to transition cost recoveries of $0.3 million and $2.2 million for the three- and six-month periods, respectively. The decrease for the six-month period was offset by an adjustment to rate related contingencies of $4.8 million as a result of the favorable rate settlement of issues related to certain surcharges previously billed.

     Other revenues increased by $6.5 million for the three-month period ending June 30, 2000 as compared to the same period in 1999 primarily due to higher Dakota gas sales revenue resulting from natural gas price increases.

     Operation and Maintenance. Operation and maintenance expenses increased for the three- and six-month periods ending June 30, 2000 as compared to the same periods in 1999 by $5.3 million and $23.9 million, respectively. The increase for the three-month period was largely due to higher Dakota gas purchases. The increase for the six-month period is primarily the result of a $15 million benefit recorded in the first quarter of 1999 related to revisions of certain gas costs, gas transportation costs and environmental cleanup cost accruals. The remainder is largely due to higher Dakota gas purchases mentioned above and higher use tax expenses resulting primarily from favorable settlements for prior years in certain states recognized in the first quarter of 1999.

     Taxes on Income. Taxes on income decreased by $10.7 million for the six-month period ending June 30, 2000 as compared to the same period in 1999, primarily due to lower pre-tax income.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended June 30, 2000.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ANR PIPELINE COMPANY
                                                         (Registrant)

Date:  August 10, 2000                      By:       WILLIAM L. JOHNSON
                                               --------------------------------
                                                      William L. Johnson
                                                  Senior Vice President and
                                                Principal Accounting Officer
                                                 (As Authorized Officer and
                                                  Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                               Description
-------------------------------------------------------------------------------

27                         Financial Data Schedule