Form 10-Q
period 2000-09-30
ANR PIPELINE CO
filed 2000-11-13
CIK 65695

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     As of October 31, 2000, there were outstanding 1,000 shares of common stock of the Registrant, $100 par value per share, its only class of common stock. None of the voting stock of the Registrant is held by nonaffiliates.

================================================================================

                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements.

      The financial statements of ANR Pipeline Company and its subsidiaries (the "Company" or "ANR Pipeline") are presented herein and are unaudited, except for balances as of December 31, 1999, and therefore, are subject to year-end adjustments; however, all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods covered have been made. The adjustments which have been made are of a normal recurring nature. Such results are not necessarily indicative of results to be expected for the year due to seasonal variations and market conditions affecting natural gas deliveries.



                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                  September 30,     December 31,
                                     ASSETS                                           2000              1999
                                                                                  -------------    --------------
                                                                                   (Unaudited)
Current Assets:
   Cash and cash equivalents...............................................         $      2.3       $      3.2
   Notes receivable from related party.....................................              130.7            136.0
   Accounts receivable:
      Others...............................................................               49.7             20.4
      Related parties......................................................               27.8             44.4
   Materials and supplies, at average cost.................................               27.1             27.9
   Current deferred income taxes...........................................               19.1             21.0
                                                                                    ----------       ----------
                                                                                         256.7            252.9
                                                                                    ----------       ----------

Property, Plant and Equipment, at cost.....................................            3,497.1          3,463.8
   Less - Accumulated depreciation.........................................            2,194.0          2,168.3
                                                                                    ----------       ----------
                                                                                       1,303.1          1,295.5
                                                                                    ----------       ----------

Other Assets:
   Investment in related parties:
      Pipeline partnerships................................................               51.7             67.7
      Other................................................................               64.4             64.8
   Deferred charges and other..............................................                2.7             14.4
                                                                                    ----------       ----------
                                                                                         118.8            146.9
                                                                                    ----------       ----------

                                                                                    $  1,678.6       $  1,695.3
                                                                                    ==========       ==========

                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              (Millions of Dollars)


                                                                                 September 30,      December 31,
                      LIABILITIES AND STOCKHOLDER'S EQUITY                          2000                1999
                                                                               ---------------     --------------
                                                                                  (Unaudited)
Current Liabilities:
   Accounts payable:
      Others...............................................................       $    72.9          $    94.2
      Related parties......................................................             5.5                8.1
   Taxes on income.........................................................            22.0               32.0
   Other taxes.............................................................            23.6               24.2
   Other...................................................................            41.2               39.8
                                                                                  ---------          ---------
                                                                                      165.2              198.3
                                                                                  ---------          ---------

Long-Term Debt ............................................................           498.1              498.0
                                                                                  ---------          ---------

Deferred Credits and Other:
   Accumulated deferred income taxes.......................................           218.5              200.3
   Other deferred credits:
      Others...............................................................            42.2               58.6
      Related parties......................................................             4.2                4.5
                                                                                  ---------          ---------
                                                                                      264.9              263.4
                                                                                  ---------          ---------

Common Stock and Other Stockholder's Equity:
   Common stock, $100 par value, authorized, issued and outstanding
      1,000 shares.........................................................              .1                 .1
   Additional paid-in capital..............................................           466.2              466.2
   Retained earnings.......................................................           284.1              269.3
                                                                                  ---------          ---------
                                                                                      750.4              735.6
                                                                                  ---------          ---------

                                                                                  $ 1,678.6          $ 1,695.3
                                                                                  =========          =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                       STATEMENT OF CONSOLIDATED EARNINGS
                              (Millions of Dollars)


                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
Revenues:
   Storage and transportation:
      Others....................................................   $    108.0  $    122.3   $   366.6   $   402.6
      Related parties...........................................          4.2         3.4        31.0        12.0
   Other revenues:
      Others....................................................         30.0        22.7        68.5        61.0
      Related parties...........................................          4.1         4.9        14.1        16.9
                                                                   ----------  ----------   ---------   ---------
                                                                        146.3       153.3       480.2       492.5
                                                                   ----------  ----------   ---------   ---------

Costs and Expenses:
   Operation and maintenance:
      Others....................................................         80.7        72.3       226.7       194.3
      Related parties...........................................         15.4        15.1        47.1        46.9
   Depreciation and amortization................................          9.9         9.7        29.4        27.9
   Interest expense.............................................         11.3        11.7        35.0        35.2
   Taxes on income..............................................         11.3        16.8        53.2        69.4
                                                                   ----------  ----------   ---------   ---------
                                                                        128.6       125.6       391.4       373.7
                                                                   ----------  ----------   ---------   ---------

Net Earnings....................................................   $     17.7  $     27.7   $    88.8   $   118.8
                                                                   ==========  ==========   =========   =========



                 See Notes to Consolidated Financial Statements.

                      ANR PIPELINE COMPANY AND SUBSIDIARIES
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                              (Millions of Dollars)


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                   -------------------------
                                                                                      2000            1999
                                                                                   ---------        --------
                                                                                           (Unaudited)
Cash Flows from Operating Activities:
   Net earnings................................................................    $    88.8        $  118.8
   Adjustments to reconcile net earnings to net cash provided by operating activities:
         Depreciation and amortization.........................................         29.7            28.1
         Net (increase) decrease in working capital:
           Others..............................................................    (    51.5)            5.8
           Related parties.....................................................         15.9             4.2
         Net change in other assets/liabilities................................         57.8        (    6.7)
                                                                                   ---------        --------
           Total adjustments...................................................         51.9            31.4
                                                                                   ---------        --------

         Net cash provided by operating activities.............................        140.7           150.2
                                                                                   ---------        --------

Cash Flows from Investing Activities:
   Investment in pipeline partnerships.........................................            -        (   27.8)
   Decrease in note receivable from related party..............................          5.3             5.6
   Capital expenditures........................................................    (    71.6)       (   66.3)
   Proceeds from the sale of plant to related party............................            -            37.2
                                                                                   ---------        --------

         Net cash used in investing activities.................................    (    66.3)       (   51.3)
                                                                                   ---------        --------

Cash Flows from Financing Activities:
   Dividend paid...............................................................    (    74.0)       (   97.0)
   Other.......................................................................    (     1.3)       (    1.8)
                                                                                   ---------        --------

         Net cash used in financing activities.................................    (    75.3)       (   98.8)
                                                                                   ---------        --------

Net (Decrease) Increase in Cash and Cash Equivalents...........................    (      .9)             .1

Cash and Cash Equivalents at Beginning of Period...............................          3.2             3.4
                                                                                   ---------        --------

Cash and Cash Equivalents at End of Period.....................................    $     2.3        $    3.5
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

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by Statements of Financial Accounting Standards No. 137 and No. 138, to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. FAS 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The corresponding offset for the change in fair value of the derivative instruments will be to income or other comprehensive income, depending on their designation, their intended use, or their ability to qualify as hedges under FAS 133. The Company will adopt FAS 133 beginning January 1, 2001, and will apply the standard to all derivative instruments that exist on that date except for derivative instruments embedded in other contracts. As provided for in FAS 133, the Company will apply the provisions of the standard to derivative instruments embedded in other contracts issued, acquired, or substantially modified after December 31, 1998. The Company is continuing to study the impact of FAS 133 and has not yet quantified the effects, if any, on its financial statements.

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

      Supplemental information relative to the Statement of Consolidated Cash Flows includes the following: The Company made cash payments for interest, net of interest capitalized, of $28.6 million and $28.8 million for the nine- month periods ended September 30, 2000 and 1999, respectively. Cash payments of income taxes amounted to $43.2 million and $58.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

2.    Income Taxes

      Provisions for income taxes were as follows (millions of dollars):

                                                                     Three Months Ended        Nine Months Ended
                                                                        September 30,            September 30,
                                                                   ----------------------   ---------------------
                                                                      2000        1999        2000         1999
                                                                   ----------  ----------   ---------   ---------
                                                                         (Unaudited)              (Unaudited)
      Federal Income Taxes:
         Currently payable......................................   $      3.7  $     11.8   $    30.4   $    47.6
         Deferred...............................................          6.8         3.6        18.9        17.7
                                                                   ----------  ----------   ---------   ---------
                                                                         10.5        15.4        49.3        65.3
      State and City Income Taxes...............................           .8         1.4         3.9         4.1
                                                                   ----------  ----------   ---------   ---------
                                                                   $     11.3  $     16.8   $    53.2   $    69.4
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

      In the state proceedings, the Quinque Operating Company, on behalf of itself and subclasses of gas producers, royalty owners, overriding royalty owners, and state taxing authorities, in May 1999, instituted a legal proceeding in State Court in Stevens County, Kansas, against over 200 gas companies, including ANR Pipeline and several other Coastal subsidiaries. The Quinque suit seeks unspecified actual, punitive and treble damages for the alleged undermeasurement of all natural gas measured in the United States from non-federal and non-Indian lands since 1974. The plaintiffs are seeking certification of a national class of all similarly situated gas producers, royalty owners, overriding royalty owners, and state taxing authorities. The suit was removed to the U.S. District Court for the District of Kansas. The plaintiffs filed a motion to remand the case back to the state court. The MultiDistrict Litigation Panel has transferred the Quinque suit to Wyoming and consolidated it with the Grynberg proceedings as a result of a motion filed by several of the defendants in the Quinque suit.

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

With the joint and several liability imposed under Superfund, a potentially responsible party ("PRP") may be required to pay more than its proportional share of such costs. The Company has been named as a PRP in three Superfund waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $52 million, and the Company estimates its pro-rata exposure, to be paid over a period of several years, is approximately $1.3 million and has made appropriate provisions.

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

      Regulatory Matters

      Certain regulatory issues remain unresolved among the Company, its customers, its suppliers and the Federal Energy Regulatory Commission ("FERC"). The Company has made provisions which represent management's assessment of the ultimate resolution of these issues. As a result, the Company anticipates that these regulatory matters will not have a material adverse effect on its consolidated financial position or results of operations. While the Company estimates the provisions to be adequate to cover potential adverse rulings on these and other issues, it cannot estimate when each of these issues will be resolved.

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

                              Results of Operations

      The change in the Company's earnings for the three- and nine-month periods ended September 30, 2000, in comparison to the corresponding periods in 1999 is a result of the following:

      Revenues. Storage and transportation revenues decreased for the three- and nine-month periods ending September 30, 2000, as compared to the same periods in 1999 by $13.5 million and $17.0 million, respectively. These decreases were primarily due to lower average rates charged to customers. The Company expects the trend in lower average rates to continue in the near term as there currently exists excess pipeline capacity for deliveries of natural gas in the Midwest region of the United States. Also contributing to the decreases was a continuing decline in surcharge revenues related to FERC Order 636 transition costs.

      Other revenues increased by $6.5 million and $4.7 million, respectively, for the three- and nine-month periods ending September 30, 2000, as compared to the same periods in 1999. The increases were primarily due to higher Dakota gas sales revenue resulting from natural gas price increases in 2000 versus 1999. The increase for the nine- month period was offset by reduced gains on the sale of certain assets.

      Operation and Maintenance. Operation and maintenance expenses increased for the three- and nine-month periods ending September 30, 2000, as compared to the same periods in 1999 by $8.7 million and $32.6 million, respectively. These increases were largely due to higher prices impacting Dakota gas purchases and accruals for the replacement of system balancing gas. Also contributing to the increase for the nine-month period was a $15 million benefit recorded in the first quarter of 1999, related to revisions of certain gas costs, gas transportation costs and environmental cleanup cost accruals.

      Taxes on Income. Taxes on income decreased by $5.5 million and $16.2 million for the three- and nine-month periods ending September 30, 2000, as compared to the same periods in 1999, primarily due to lower pre-tax income.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits.

              (27) Financial Data Schedule.

          (b) Reports on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 ANR PIPELINE COMPANY
                                                     (Registrant)

Date:  November 10, 2000               By:        WILLIAM L. JOHNSON
                                          -------------------------------------
                                                  William L. Johnson
                                               Senior Vice President and
                                             Principal Accounting Officer
                                              (As Authorized Officer and
                                               Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
-------------------------------------------------------------------------------

27        Financial Data Schedule