Form 10-K405
period 2000-12-31
ANR PIPELINE CO
filed 2001-03-30
CIK 65695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended DECEMBER 31, 2000 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                         Commission file number 1-7320

                              ANR PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      38-1281775
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                      77002
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (713) 420-2131

          Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
9 5/8% Debentures, due 2021            H
7 3/8% Debentures, due 2024                   New York Stock Exchange
 7% Debentures, due 2025

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Common Stock, par value $100 per share. Shares outstanding on March 19, 2001: 1,000

     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS, THEREFORE, FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION

                                                                           PAGE
                                                                           ----
                                     PART I

  Item  1.   Business....................................................    1
  Item  2.   Properties..................................................    3
  Item  3.   Legal Proceedings...........................................    3
  Item  4.   Submission of Matters to a Vote of Security Holders.........    *

                                     PART II

  Item  5.   Market for the Registrant's Common Equity and Related
             Stockholder Matters.........................................    4
  Item  6.   Selected Financial Data.....................................    *
  Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    4
  Item  7A.  Quantitative and Qualitative Disclosures About Market
             Risk........................................................    6
  Item  8.   Financial Statements and Supplementary Data.................    7
  Item  9.   Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   20

                                    PART III

  Item 10.   Directors and Executive Officers of the Registrant..........    *
  Item 11.   Executive Compensation......................................    *
  Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..................................................    *
  Item 13.   Certain Relationships and Related Transactions..............    *

                                     PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   20

             Signatures..................................................   21

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d      - per day
Bcf     - billion cubic feet
Mcf     - thousand cubic feet
MMcf    - million cubic feet
MMcfe   - million cubic feet of gas equivalents

     When we refer to cubic feet measurements, all measurements are at 14.73 pounds per square inch.

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     In January 2001, we became a wholly owned subsidiary of El Paso Corporation through the merger of a wholly owned El Paso subsidiary with The Coastal Corporation. In the merger, each share of Coastal common stock, and Class A common stock was converted on a tax-free basis into 1.23 shares of El Paso common stock. The outstanding convertible preferred stock of Coastal was exchanged tax free for El Paso common stock on the same basis as if the preferred stock had been converted into Coastal common stock immediately prior to the merger. El Paso issued a total of approximately 271 million shares of El Paso common stock, including approximately 4 million shares issued in exchange for outstanding Coastal stock options.

     We are a Delaware corporation organized in 1945. All of our outstanding common stock is owned by American Natural Resources Company. American Natural Resources is a direct, wholly owned subsidiary of Coastal Natural Gas Company, and an indirect subsidiary of El Paso CGP Company (formerly Coastal). We own and operate an interstate natural gas pipeline system.

                               NATURAL GAS SYSTEM

OPERATIONS

     We are involved in the open access transportation, storage and gathering of natural gas owned by third parties. Our two interconnected, large-diameter multiple pipeline systems transport natural gas from gas-producing fields in Texas, Oklahoma, Louisiana, the Gulf of Mexico, and Canada to markets in the Midwest and Northeast regions of the United States, including the metropolitan areas of Detroit, Chicago, and Milwaukee.

     Our system consists of 10,600 miles of pipeline and 74 compressor stations, with a design peak capacity of approximately 6.6 Bcf/d. During 2000, we transported natural gas volumes averaging approximately 71 percent of our capacity. Along our system, we also have approximately 202 Bcf of underground working gas storage capacity, with a maximum daily delivery capacity of 3 Bcf. Working gas storage capacity operated by us of 126.3 Bcf is available from five owned and five leased underground storage facilities in Michigan. We also have the contracted rights for 75.4 Bcf of working gas storage capacity, of which
45.4 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage.

     We own a 50 percent indirect interest in the East Breaks, High Island Offshore, Stingray and U-T Offshore systems, all of which are located in the Gulf of Mexico. We also own an indirect 16 percent interest in the Iroquois pipeline system that transports gas from Canada to the northeastern U.S. As a result of the El Paso merger, we were required, under a Federal Trade Commission consent order, to dispose of our interests in the U-T Offshore and Stingray systems. These sales were completed in February 2001. Under that same order, we will dispose of our 16 percent interest in the Iroquois Gas Transmission System. The sale of our interest in the Iroquois system is expected to be completed in the first half of 2001.

     Deliveries on our system for the years 2000, 1999 and 1998 were as follows:

                       TOTAL SYSTEM     DAILY AVERAGE
YEAR                    DELIVERIES    SYSTEM DELIVERIES
----                   ------------   -----------------
                          (BCF)            (MMCF)
2000                      1,352             3,694
1999                      1,362             3,732
1998                      1,354             3,710

     In January 2001, we placed in service an expansion of our Wisconsin system that provides an efficient means for customers to gain access to increased supplies of natural gas at the Joliet Market Hub. This expansion added 20,000 horsepower of compression and provides 109 MMcf/d of additional capacity.

REGULATORY ENVIRONMENT

     Our interstate systems and those of our investee pipelines are regulated by the Federal Energy Regulatory Commission (FERC) under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our systems operate under FERC approved tariffs that establish rates, terms, and conditions under which each system provides services to its customers. Generally, FERC's authority extends to:

     - transportation and storage of natural gas, rates and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - regulatory accounting policies;

     - acquisition and disposition of facilities;

     - initiation and discontinuation of services; and

     - various other matters.

     Tariffs for our and our investee pipeline systems have been established through filings with FERC and have a variety of terms and conditions, each of which affects the pipelines' operations and their ability to recover fees for the services they provide. By and large, changes to these fees or terms can only be implemented upon approval by FERC.

     We are also subject to the Natural Gas Pipeline Safety Act of 1968 that establishes pipeline and liquefied natural gas plant safety requirements. We are also subject to environmental legislation and regulations. Our systems have a continuing program of inspection designed to keep all of our facilities in compliance with pollution control and pipeline safety requirements. We believe that our systems are in substantial compliance with the applicable requirements.

     We are also subject to regulation with respect to safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission and storage facilities by the U.S. Department of Transportation. Operations on United States government land are regulated by the U.S. Department of the Interior.

     For further discussion of our regulatory matters, see Item 8, Financial Statements and Supplementary Data, Note 4.

MARKETS AND COMPETITION

     In our historical market areas of Wisconsin and Michigan, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. We have been successful in restructuring the service portfolios of a number of our major Wisconsin customers. This restructuring has enabled us to extend contracts that were set to expire in 2003, with the restructured contracts providing for a combined winter maximum daily quantity of 674 MMcf/d that will expire in 2008 and 2010. We continue to work with our largest customer, Wisconsin Gas Company, to restructure and extend contracts that are set to expire in 2003. However, Wisconsin Gas is a sponsor of the proposed Guardian Pipeline, which received a FERC certificate on March 14, 2001, and that pipeline will directly compete for a portion of this expiring capacity. We also have 900 MMcf/d of capacity under contract with Michigan Consolidated Gas Company. Of that amount, 110 MMcf/d is due to expire in March 2002, another 175 MMcf/d will expire in 2003, and the remainder of the capacity will expire between 2006 and 2011. Extensions of these contracts are under negotiation.

     We also face competition in the Northeast markets from other interstate pipelines serving electric generation and local distribution companies.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Item 8, Financial Statements and Supplementary Data, Note 4, and is incorporated herein by reference.

                                   EMPLOYEES

     At January 31, 2001, we had 981 employees engaged in the operation of ANR, including the employees engaged in the operation of ANR Storage Company and Empire State Pipeline. None of our employees are subject to collective bargaining agreements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business and is incorporated herein by reference.

     We are of the opinion that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of such property or the interests therein or the use of such properties in our businesses. We believe that our physical properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     See Item 8, Financial Statements and Supplementary Data, Note 4, which is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of our common stock, par value $100 per share, is owned by American Natural Resources, and accordingly, there is no public trading market for our securities. American Natural Resources is an indirect subsidiary of Coastal. On January 29, 2001, Coastal became a wholly owned subsidiary of El Paso.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid cash dividends of $74 million, $127 million and $161 million to our parent in 2000, 1999 and 1998.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format permitted by General Instruction I to Form 10-K. The Notes to Consolidated Financial Statements contain information that is pertinent to the following analysis.

     In January 2001, we became a wholly owned subsidiary of El Paso through the merger of a wholly owned El Paso subsidiary with Coastal. In the merger, El Paso issued a total of approximately 271 million shares of its common stock, including approximately 4 million shares issued in exchange for outstanding Coastal stock options.

     In September 2000, it was announced that our headquarters would be relocated from Detroit, Michigan to Houston, Texas following the merger. We expect to incur charges associated with relocations of our employees and assets, and charges for asset and contract terminations that will occur as our operations are consolidated. We anticipate a majority of these charges will occur in the first half of 2001.

     On January 30, 2001, we completed an employee restructuring that resulted in the reduction of approximately 900 full time positions through a combination of early retirements and terminations. These reductions will result in severance and termination charges, retention payments to employees retained on a transition basis following the merger, and the acceleration of employee benefit payments under existing benefit plans and employment contracts. We expect a majority of these charges to occur in the first quarter of 2001.

     As a result of the merger, we were required, under a Federal Trade Commission consent order, to dispose of our 50 percent indirect interests in the U-T Offshore and Stingray systems. These sales were completed in February 2001. Under that same order, we will dispose of our 16 percent interest in the Iroquois Gas Transmission System. The sale of our interest in the Iroquois system is expected to be completed in the first half 2001.

     The final cost of the merger-related activities and the charges we will incur as we continue to integrate our activities with El Paso are not fully known at this time. However, we expect that most of these charges will be recorded in 2001.

                             RESULTS OF OPERATIONS

     Operating results and an analysis of those results for the years ended December 31, 2000 and 1999 are as follows:

                                                               2000     1999
                                                              ------   ------
                                                               (IN MILLIONS)
Operating revenues..........................................  $  592   $  601
Operating expenses..........................................     397      362
Other income................................................      58       51
Earnings before interest and income taxes...................     253      290
Total throughput volume (MMcf/d)............................   3,694    3,732

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues decreased by $9 million in 2000 as compared to 1999. This decrease was primarily due to lower storage and transportation revenues resulting from lower average rates charged to customers. We expect the trend in lower average rates to continue in the near term, as there currently exists excess pipeline capacity for deliveries of natural gas in the Midwest region of the United States. Also contributing to the decrease was a continuing decline in surcharge revenues related to FERC Order 636 transition costs. The decrease in lower storage and transportation revenues was partially offset by an increase in other revenues primarily due to higher Dakota gas sales revenues resulting from natural gas price increases.

     Operating expenses increased by $35 million in 2000 as compared to 1999. This increase was largely due to higher prices impacting Dakota gas purchases and accruals for the replacement of system balancing gas. Also contributing to the increase was a $15 million benefit recorded in the first quarter of 1999 related to revisions of various gas costs, gas transportation costs and environmental cleanup cost accruals.

     Other income increased by $7 million in 2000 as compared to 1999. The increase is primarily due to higher equity in earnings from pipeline partnerships.

     Income taxes decreased by $18 million in 2000 as compared to 1999 primarily due to lower pre-tax income. The effective tax rate was 35 percent and 37 percent for 2000 and 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following table presents hypothetical changes in fair values in our debt obligations at December 31, 2000 and 1999. The modeling technique used measures the change in fair values arising from selected changes in interest rates. Market changes reflect immediate hypothetical changes in interest rates at December 31. Fair values are calculated as the net present value of the expected cash flows of the financial instrument.

                                                             10% INCREASE         10% DECREASE
                                                          ------------------   ------------------
                                                FAIR      FAIR     INCREASE    FAIR     INCREASE
                                                VALUE     VALUE   (DECREASE)   VALUE   (DECREASE)
                                              ---------   -----   ----------   -----   ----------
                                                                 (IN MILLIONS)
Impact of changes in market rates of
  interest on
  Long-term debt subject to fixed interest
     rates
     2000...................................    $555      $527       $(28)     $585       $30
     1999...................................     539       507        (32)      575        36

     We have a note receivable from a related party with a carrying value of $128 million and $136 million at December 31, 2000 and 1999. The note earns interest at a variable rate tied to market rates of interest, and therefore, the carrying amount is a reasonable estimate of its fair value. A 10 percent change in interest rates from December 31 levels would not have a material impact on our income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     ANR PIPELINE COMPANY AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     1999     1998
                                                              ------   ------   ------
Operating revenues
  Storage and transportation
     Third parties..........................................   $507     $544     $613
     Related parties........................................     34       23        7
  Other.....................................................     51       35       58
                                                               ----     ----     ----
                                                                592      601      678
                                                               ----     ----     ----
Operating expenses
  Operation and maintenance
     Third parties..........................................    278      240      266
     Related parties........................................     63       63       70
  Depreciation and amortization.............................     39       38       37
  Taxes, other than income taxes............................     17       21       26
                                                               ----     ----     ----
                                                                397      362      399
                                                               ----     ----     ----
Operating income............................................    195      239      279
                                                               ----     ----     ----

Other income
  Third parties.............................................     45       41       39
  Related parties...........................................     13       10       17
                                                               ----     ----     ----
                                                                 58       51       56
                                                               ----     ----     ----

Income before interest and income taxes.....................    253      290      335
                                                               ----     ----     ----

Other expenses
  Interest expense..........................................     46       47       46
  Interest income from a related party......................     (8)     (10)     (13)
  Income taxes..............................................     76       94       98
                                                               ----     ----     ----
                                                                114      131      131
                                                               ----     ----     ----

Net Income..................................................   $139     $159     $204
                                                               ====     ====     ====

                            See accompanying notes.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
                           ASSETS
Current Assets
  Cash and cash equivalents.................................  $    1   $    3
  Notes receivable from a related party.....................     128      136
  Accounts receivable
     Third parties..........................................     118       20
     Related parties........................................      33       45
  Materials and supplies, at average cost...................      29       28
  Current deferred income taxes.............................      16       21
                                                              ------   ------
          Total current assets..............................     325      253
                                                              ------   ------
Property, plant and equipment, at cost......................   3,468    3,463
  Less -- Accumulated depreciation..........................   2,196    2,168
                                                              ------   ------
          Total property, plant, and equipment, net.........   1,272    1,295
                                                              ------   ------
Other Assets
  Investments in related parties
     Pipeline partnerships..................................      52       68
     Other..................................................      61       65
  Deferred charges and other................................       5       14
                                                              ------   ------
          Total other assets................................     118      147
                                                              ------   ------
          Total assets......................................  $1,715   $1,695
                                                              ======   ======

            LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
  Accounts payable
     Third parties..........................................  $   73   $   94
     Related parties........................................       4        8
  Income taxes payable......................................      26       32
  Other taxes...............................................      18       24
  Other.....................................................      32       40
                                                              ------   ------
          Total current liabilities.........................     153      198
                                                              ------   ------
Long-Term Debt..............................................     498      498
                                                              ------   ------
Deferred Credits and Other
  Deferred income taxes.....................................     230      200
  Other deferred credits....................................      34       64
                                                              ------   ------
          Total deferred credits and other..................     264      264
                                                              ------   ------
Stockholder's Equity
  Common stock, $100 par value, authorized, issued and
     outstanding 1,000 shares...............................      --       --
  Additional paid-in capital................................     466      466
  Retained earnings.........................................     334      269
                                                              ------   ------
          Total stockholder's equity........................     800      735
                                                              ------   ------
          Total liabilities and stockholder's equity........  $1,715   $1,695
                                                              ======   ======

                            See accompanying notes.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----   ------   ------
Cash flows from operating activities
  Net income................................................  $139    $ 159    $ 204
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation and amortization..........................    39       38       37
     Deferred income tax expense............................    35       29       45
     Provision for regulatory matters.......................    --       --     (181)
     Undistributed equity in earnings of pipeline
      partnerships..........................................   (13)     (10)     (17)
  Changes in other assets and liabilities affecting
     operating activities
     (Increase) decrease in accounts receivable
       Third parties........................................   (98)       4        2
       Related parties......................................    12      (18)      (2)
     Increase (decrease) in accounts payable and other
      accruals
       Third parties........................................   (31)     (13)      41
       Related parties......................................    (4)      (3)       2
     Net (increase) decrease in other assets/liabilities....    83       (7)     (13)
                                                              ----    -----    -----
       Net cash provided by operating activities............   162      179      118
                                                              ----    -----    -----
Cash flows from investing activities
  Capital expenditures......................................   (99)     (83)     (77)
  Investment in pipeline partnerships.......................    --      (28)      --
  Decrease in notes receivable from related party...........     8       20      110
  Investment in related parties.............................     4        4        6
  Proceeds from sale of plant to related party..............    (1)      38        4
                                                              ----    -----    -----
       Net cash (used in) provided by investing
        activities..........................................   (88)     (49)      43
                                                              ----    -----    -----
Cash flows from financing activities
  Common stock dividends paid...............................   (74)    (127)    (161)
  Other.....................................................    (2)      (3)      (2)
                                                              ----    -----    -----
       Net cash used in financing activities................   (76)    (130)    (163)
                                                              ----    -----    -----
Net decrease in cash and cash equivalents...................    (2)      --       (2)
Cash and cash equivalents
  Beginning of period.......................................     3        3        5
                                                              ----    -----    -----
  End of period.............................................  $  1    $   3    $   3
                                                              ====    =====    =====

                            See accompanying notes.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----   ------   ------
Common stock, par value $100 per share, authorized, issued
  and outstanding 1,000 shares..............................  $ --    $  --    $  --

Additional paid-in capital..................................   466      466      466
Retained earnings
  Beginning balance.........................................   269      237      194
  Net income................................................   139      159      204
  Dividends on common stock.................................   (74)    (127)    (161)
                                                              ----    -----    -----
  Ending balance............................................   334      269      237
                                                              ----    -----    -----
          Total.............................................  $800    $ 735    $ 703
                                                              ====    =====    =====

                            See accompanying notes.

                     ANR PIPELINE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     We are a wholly owned subsidiary of American Natural Resources Company, which is an indirect subsidiary of El Paso CGP Company (formerly Coastal). In connection with Coastal's merger with a wholly owned subsidiary of El Paso in January 2001, Coastal became a subsidiary of El Paso. Coastal then changed its name to El Paso CGP Company. We were originally acquired by Coastal in 1985. Our financial statements are presented on a historical cost basis and do not reflect the cost basis to Coastal when they acquired us. The preparation of these financial statements, in conformity with generally accepted accounting principles, requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Our actual results are likely to differ from those estimates and assumptions used.

  Principles of Consolidation

     Our consolidated financial statements include accounts of all wholly owned subsidiaries, after eliminating all significant intercompany transactions. The equity method of accounting is used for investments in which we are able to exert significant influence, but not control over operating and financial policies. Other investments where we are unable to exert significant influence are accounted for by the cost method.

  Natural Gas Imbalances

     Natural gas imbalances result from differences in gas volumes received from and delivered to our transportation and storage customers and arise when a customer delivers more or less gas into our pipeline than they take out. We value these gas imbalances due to or from shippers and operators at an appropriate index price. Natural gas imbalances are settled in cash or made up in-kind, subject to the pipelines' various terms.

  Property, Plant and Equipment

     Property additions include capitalized interest costs allocable to construction. Such costs amounted to $2 million in both 2000 and 1999 and $3 million in 1998.

     Our annual provisions for depreciation of gas plant are computed on a straight-line basis using rates of depreciation which vary by type of property. The annual composite depreciation rate was approximately 1.2 percent for 2000, 1999 and 1998.

     Costs of minor property units, or components thereof, retired or abandoned are charged or credited, net of salvage, to accumulated depreciation. Gain or loss on sales of major property units is credited or charged to income.

  Income Taxes

     We are a member of a consolidated group which files a consolidated federal income tax return. Members of the consolidated group with taxable income are charged with the amount of income taxes as if they filed separate federal income tax returns, and members providing deductions and credits which result in income tax savings are allocated credits for such savings. We follow the liability method of accounting for deferred income taxes as required by the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

  Cash and Cash Equivalents

     Cash equivalents include time deposits, certificates of deposit and all highly liquid instruments with original maturities of three months or less. We made cash payments for interest, net of amounts capitalized, of $46 million, $47 million and $61 million in 2000, 1999 and 1998. Cash payments for income taxes amounted to $48 million, $71 million and $54 million in 2000, 1999 and 1998.

  Price Risk Management Activities

     We periodically enter into swaps, futures and other contracts to hedge the price risk of natural gas anticipated to be sold. We defer the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. At that time, the impact of the changes in fair market value of these contracts is recognized in income.

  Nature of Operations and Concentrations of Credit Risk

     We are involved in the transportation, storage and gathering of natural gas primarily for markets in the Midwest and Northeast regions of the United States. We operate under arrangements with other companies including distributors, intrastate and interstate pipelines, producers, brokers, marketers and end-users. As a result, we have a concentration of receivables due from these customers. This may affect our overall credit risk in that the customers may be similarly affected by changes in economic, regulatory and other factors. Trade receivables are generally not collateralized; however, we analyze customers' credit positions prior to extending credit.

  Reclassifications

     Minor reclassifications of prior period statements have been made to conform with current reporting practices. The effect of these reclassifications was not material to our financial position, operating results or cash flows.

  Accounting for Derivative Instruments and Hedging Activities

     In June of 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June of 1999, the FASB extended the adoption date of SFAS No. 133 through the issuance of SFAS No. 137, Deferral of the Effective Date of SFAS 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which also amended SFAS No. 133. SFAS No. 133, and its amendments and interpretations, establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and derivative instruments used for hedging activities. It requires that we measure all derivative instruments at their fair value, and classify them as either assets or liabilities on our balance sheet, with a corresponding offset to income or other comprehensive income depending on their designation, their intended use, or their ability to qualify as hedges under the standard.

     We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 had no impact on our financial position, operating results or cash flows.

2. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Debentures
  9 5/8% series, due 2021...................................  $300    $300
  7 3/8% series, due 2024...................................   125     125
  7% series, due 2025.......................................    75      75
Unamortized discount related to outstanding debt, net of
  premium...................................................    (2)     (2)
                                                              ----    ----
                                                              $498    $498
                                                              ====    ====

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

     We have estimated the fair value amounts of our financial instruments, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value; thus, the estimates provided herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The carrying amounts and estimated fair values of our financial instruments at December 31 are as follows:

                                                            2000                1999
                                                      -----------------   -----------------
                                                      CARRYING    FAIR    CARRYING    FAIR
                                                       AMOUNT     VALUE    AMOUNT     VALUE
                                                      --------    -----   --------    -----
                                                                   (IN MILLIONS)
  Financial assets
     Cash and cash equivalents......................    $  1      $  1      $  3      $  3
     Note receivable from a related party...........     128       128       136       136
  Financial liabilities
     Long-term debt.................................     498       555       498       539

     The note receivable from a related party is at a floating market rate of interest, and therefore, the carrying amount is a reasonable estimate of its fair value. The estimated values of our long-term debt are based on interest rates at December 31, 2000 and 1999 for new issues with similar remaining maturities.

4. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were served as defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes. (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.)

     We and a number of our affiliates were served as defendants in an action styled Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint, once transferred to the same court handling the Grynberg complaint, has been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in other lawsuits arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results or cash flows.

  Environmental

     Our operations are subject to extensive and evolving federal, state and local environmental laws and regulations. Compliance with these laws and regulations can be costly. Additionally, governmental authorities may enforce the laws and regulations with a variety of civil and criminal enforcement measures, including monetary penalties and remediation requirements.

     We spent approximately $5 million in 2000 on environmental capital projects and anticipate capital expenditures of approximately $6 to $8 million per year over the next several years aimed at maintaining compliance with these laws and regulations.

     The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) imposes liability for the release of a hazardous substance into the environment. CERCLA liability is imposed without regard to fault and even if the waste disposal was in compliance with the then current laws and regulations. With the joint and several liability imposed under CERCLA, a potentially responsible party may be required to pay more than its proportional share of such costs. We have been named as a potentially responsible party in three CERCLA waste disposal sites. At these sites, there is sufficient information to estimate total cleanup costs of approximately $52 million, and we estimate our pro-rata exposure, to be paid over a period of several years, is approximately $1 million and have made appropriate provisions.

     In Michigan, where we have extensive operations, the Environmental Response Act requires individuals, including corporations, who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. We estimate that our costs to comply with the Michigan regulations will be approximately $8 million, which will be expended over a period of several years and for which appropriate provisions have been made.

     In October 1998, the EPA announced a Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone (NOx SIP Call), which required the submission of state implementation plans by 22 states, including eight states in which we operate, and the District of Columbia. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. In a May 1999 order, the U.S. District Court, District of Columbia stayed, until further order, compliance with the NOx SIP Call. As a result of the gas industry's success in the litigation, the EPA released, on January 5, 2001, its Rulemaking for Purposes of Reducing Interstate Ozone Transport: Response to March 3, 2000, Decision of the U.S. Court of Appeals for the District of Columbia Circuit (Remand Proposal). In the Remand Proposal, the EPA intends to require nitric oxide controls on all engines emitting more than one ton per day of nitric oxide during the 1995 "ozone season." We have approximately 18 engines that would require nitric oxide controls, if the Remand Proposal is adopted without change. We will not be able to estimate the amount of any obligation resulting from the NOx SIP Call until the states have submitted compliant state implementation plans.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations, and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe that compliance with all applicable laws and regulations will not have a material adverse impact on our financial position, operating results or cash flows.

  Regulatory Matters

     Several regulatory issues remain unresolved among us, our customers and FERC. We have made provisions that represent our assessment of the ultimate resolution of these issues. While we cannot predict with certainty the final outcome or the timing of the resolution of all our regulatory matters, we believe the ultimate resolution of these issues will not have a material adverse effect on our financial position, operating results or cash flows.

  Lease Commitments

     Operating lease rentals included in operating expenses amounted to $20 million for each of 2000 and 1999 and $12 million for 1998. Aggregate minimum lease payments under existing noncapitalized, long-term leases are estimated to be $17 million for each of the years 2001 and 2002, $25 million for 2003 through 2005 and $249 million thereafter.

5. INCOME TAXES

     The following table reflects the components of income tax expense for the years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal...................................................  $43     $61     $47
  State and city............................................   (2)      4       6
                                                              ---     ---     ---
                                                               41      65      53
                                                              ---     ---     ---
Deferred
  Federal...................................................   33      27      40
  State and city............................................    2       2       5
                                                              ---     ---     ---
                                                               35      29      45
                                                              ---     ---     ---
          Total tax expense.................................  $76     $94     $98
                                                              ===     ===     ===

     El Paso CGP and the Internal Revenue Service Appeals Office have concluded a tentative settlement of the adjustments proposed to El Paso CGP's federal income tax returns filed for the years 1988 through 1994. Examination of El Paso CGP's federal income tax returns filed for the years 1995, 1996 and 1997 began in 1999 and is ongoing. We believe that adequate provisions for federal income taxes have been reflected in our consolidated financial statements.

     Our income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Tax expense at the statutory federal rate of 35%............  $75    $89    $106
Increase (decrease):
  State and city income taxes, net of federal income tax
     benefit................................................   --      4       7
  Other.....................................................    1      1     (15)
                                                              ---    ---    ----
     Income tax expense.....................................  $76    $94    $ 98
                                                              ===    ===    ====
     Effective tax rate.....................................  35%    37%     32%
                                                              ===    ===    ====

     The following are the components of our net deferred tax liability at December 31:

                                                              2000    1999
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Depreciation..............................................  $239    $223
  Other.....................................................    21      14
                                                              ----    ----
     Total deferred tax liabilities.........................   260     237
                                                              ----    ----
Deferred tax assets
  Inventory capitalization..................................     2       2
  Purchased gas and other recoverable costs.................    --       5
  Benefit plans and accrued expenses........................    23      24
  Environmental costs.......................................     3       3
  Lease costs...............................................     6       5
  Other.....................................................    12      19
                                                              ----    ----
     Total deferred tax assets..............................    46      58
                                                              ----    ----
     Net deferred tax liability.............................  $214    $179
                                                              ====    ====

6. BENEFIT PLANS

     We participate in the non-contributory pension plan of El Paso CGP which covers substantially all of our employees. The pension plan provides benefits based on final average monthly compensation and years of service, subject to maximum limitations as defined in the plans. As of December 31, 2000, the pension plan did not have an unfunded accumulated benefit obligation. We made no contributions to the pension plan for 2000, 1999 or 1998. Assets of the pension plan are not segregated or restricted by participating employers, and pension obligations for our employees would remain the obligation of the pension plan if we were to withdraw.

     We also make contributions to a thrift plan, which is a trusteed, voluntary and contributory plan for our eligible employees. We match 100 percent of participant basic contributions up to 8 percent, with the matching contribution being made in common stock of Coastal. Our contributions, which are based on matching employee contributions, amounted to $6 million for each of the years 2000, 1999 and 1998.

     We provide health care and life insurance benefits for substantially all of our employees. The estimated costs of retiree benefit payments are accrued during the years the employee provides services.

     In conjunction with the El Paso merger, some of our benefit plans will be merged into comparable El Paso benefit plans, while other benefit plans will be terminated.

     The following table sets forth the changes in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for postretirement benefits.

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Change in postretirement benefit obligation
  Benefit obligation at beginning of period.................  $ 48     $ 51
  Service cost..............................................     1        1
  Interest cost.............................................     4        3
  Participant contributions.................................     1        1
  Actuarial loss (gain).....................................     1       (3)
  Benefits paid.............................................    (5)      (5)
                                                              ----     ----
  Postretirement benefit obligation at end of period........  $ 50     $ 48
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 20     $ 15
  Actual return on plan assets..............................     1        1
  Employer contributions....................................     9        9
  Administrative expenses...................................    --       (1)
  Benefits paid.............................................    (5)      (4)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 25     $ 20
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(25)    $(28)
  Unrecognized transition obligation........................    34       37
  Unrecognized net gain.....................................   (11)     (14)
                                                              ----     ----
  Accrued postretirement benefit obligation at December
     31.....................................................  $ (2)    $ (5)
                                                              ====     ====

     Postretirement benefit obligations are based upon actuarial estimates as described below.

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Postretirement benefit obligations include the following
  components
  Service cost..............................................  $ 1    $ 1    $ 1
  Interest cost.............................................    4      3      3
  Expected return on assets.................................   (1)    (1)    --
  Amortization of transition obligation.....................    3      3      3
  Amortization of net gain..................................   (1)    (1)    (1)
                                                              ---    ---    ---
  Net postretirement benefit cost...........................  $ 6    $ 5    $ 6
                                                              ===    ===    ===

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.8 percent in 2000, declining gradually to 6.0 percent by the year 2004. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.4 percent and
9.0 percent in 1999 and 1998. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 2000 by approximately 5.69 percent and the net postretirement health care cost by approximately 5.01 percent. A one percentage point decrease in the assumed health care cost trend rate for each year would decrease the accumulated postretirement benefit obligation as of December 31, 2000 by approximately 5.63 percent and the net postretirement health care cost by approximately 5.13 percent. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.75 percent in 2000 and 8.0 percent in 1999, and the expected long-term rate of return on assets was 4.3 percent in 2000 and 1999.

7. TRANSACTIONS WITH MAJOR CUSTOMERS AND RELATED PARTIES

  Major Customers:

     The Consolidated Statements of Income include revenues from major customers amounting to 10 percent or more of our consolidated operating revenues as follows:

                                          2000                1999                1998
                                    -----------------   -----------------   -----------------
                                             PERCENT             PERCENT             PERCENT
                                    AMOUNT   OF TOTAL   AMOUNT   OF TOTAL   AMOUNT   OF TOTAL
                                    ------   --------   ------   --------   ------   --------
                                                          (IN MILLIONS)
Wisconsin Gas Company.............   $68       12.6%     $71       12.5%     $68       11.0%

     Revenues from any other single customer did not amount to 10 percent or more of our consolidated operating revenues for the years ended December 31, 2000, 1999 and 1998.

  Related Parties:

     Operation and maintenance expenses within the Consolidated Statements of Income includes affiliate and other related party transactions as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Storage and transportation expense -- affiliates............  $12    $12    $12
Storage and transportation expense -- other related
  parties...................................................   24     23     24
Services provided at cost -- affiliates.....................   22     22     22
Facilities rental expense -- affiliates.....................    5      6     13

     Services provided by us at cost for affiliated companies were $12 million for both of 2000 and 1999 and $13 million for 1998. The services we provide to affiliates, and provided by affiliates to us, primarily reflect the allocation of costs relating to the sharing of facilities and administrative functions, characteristic of group operations. Costs are allocated based on several factors including revenues, property and payroll.

     We have lease agreements with El Paso CGP and its affiliates for the rental of office space, natural gas storage fields and several pipeline facilities. Our investment in an affiliate, Coastal Medical Services, Inc., was $61 million at December 31, 2000 and $65 million at December 31, 1999. The affiliate has assumed the responsibility for facilitating the management of a portion of our medical obligations and the medical obligations of several other El Paso CGP subsidiaries. At December 31, 1999, our Accounts receivable -- Related parties balance includes $21 million of costs incurred for the proposed Gulfstream System, which was divested in conjunction with the merger of El Paso and Coastal. In 2000, these costs were reimbursed by an affiliate that held the investment in this project. In 1999, we sold several storage facilities and related base gas to an affiliate for net book value of $38 million.

     We participate in a program that matches short-term cash excesses and requirements of participating affiliates, thus minimizing borrowings from outside sources. We had advanced to an associated company at a market rate of interest, $128 million at December 31, 2000 and $136 million at December 31, 1999. Such amounts are repayable on demand.

8. MERGER-RELATED EMPLOYEE RESTRUCTURING

     In September 2000, it was announced that our headquarters would be relocated from Detroit, Michigan to Houston, Texas following the merger. On January 30, 2001, we completed an employee restructuring that resulted in the reduction of approximately 900 full time positions through a combination of early retirements and terminations. These reductions will result in severance and termination charges, retention payments to employees retained on a transition basis following the merger, and the acceleration of employee benefit payments under existing benefit plans and employment contracts.

9. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Financial information by quarter is summarized below. In the opinion of management, all adjustments necessary for a fair presentation have been made.

                                                              2000 QUARTER ENDED
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  ---------   --------   ---------   --------
                                                                 (IN MILLIONS)
Revenues........................................    $185        $149       $147        $178
Costs and expenses..............................     137         126        129         128
                                                    ----        ----       ----        ----
     Net income.................................    $ 48        $ 23       $ 18        $ 50
                                                    ====        ====       ====        ====

                                                              1999 QUARTER ENDED
                                                  -------------------------------------------
                                                  MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                  ---------   --------   ---------   --------
                                                                 (IN MILLIONS)
Revenues........................................    $191        $148       $153        $170
Costs and expenses..............................     127         121        125         130
                                                    ----        ----       ----        ----
     Net income.................................    $ 64        $ 27       $ 28        $ 40
                                                    ====        ====       ====        ====

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan

     We have audited the accompanying consolidated balance sheets of ANR Pipeline Company (an indirect, wholly owned subsidiary of El Paso CGP Company, formerly The Coastal Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ANR Pipeline Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Detroit, Michigan
March 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

        1. Financial Statements.

             The following Consolidated Financial Statements are included in
        Part II, Item 8, of this report:

PAGE
----
Consolidated Statements of Income...........................     7
Consolidated Balance Sheets.................................     8
Consolidated Statements of Cash Flows.......................     9
Consolidated Statements of Stockholder's Equity.............    10
Notes to Consolidated Financial Statements..................    11
Independent Auditors' Report................................    19

        2. Financial Statement Schedules.

             Schedules are omitted because they are not applicable.

        3. Exhibits.

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.A            -- Certificate of Incorporation of ANR, as amended.
          3.B            -- By-Laws of ANR effective as of September 21, 1994.
          4.1            -- Indenture dated as of February 15, 1994 and First
                            Supplemental Indenture dated as of February 15, 1994
                            including the form of 7 3/8% Debentures

     (b) Reports on Form 8-K:

          We filed a Current Report on Form 8-K dated February 2, 2001, announcing that we became an indirect subsidiary of El Paso Corporation as a result of the merger of a wholly owned subsidiary of El Paso with The Coastal Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, ANR Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2001.

                                                ANR PIPELINE COMPANY

                                                By:    /s/ E. J. HOLM
                                                --------------------------------
                                                           E. J. Holm
                                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of ANR Pipeline Company and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                   /s/ E. J. HOLM                      Chief Executive Officer          March 29, 2001
-----------------------------------------------------
                    (E. J. Holm)

             /s/ JOHN W. SOMERHALDER II                Chairman of the Board and        March 29, 2001
-----------------------------------------------------    Director
              (John W. Somerhalder II)

                 /s/ GREG G. GRUBER                    Senior Vice President and Chief  March 29, 2001
-----------------------------------------------------    Financial Officer
                  (Greg G. Gruber)

                /s/ JEFFREY I. BEASON                  Senior Vice President and        March 29, 2001
-----------------------------------------------------    Controller
                 (Jeffrey I. Beason)                     (Principal Accounting
                                                         Officer)

                 /s/ H. BRENT AUSTIN                   Executive Vice President and     March 29, 2001
-----------------------------------------------------    Director
                  (H. Brent Austin)

                 /s/ WILLIAM A. WISE                   Director                         March 29, 2001
-----------------------------------------------------
                  (William A. Wise)

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                    DOCUMENT
        -------                                    --------
         *3.A            -- Certificate of Incorporation of ANR, as amended.
         *3.B            -- By-Laws of ANR effective as of September 21, 1994.
          4.A            -- Indenture dated as of February 15, 1994 and First
                            Supplemental Indenture dated as of February 15, 1994 for
                            the $125 million of 7 3/8% Debentures due February 15,
                            2024. (Exhibit 4.4 to ANR's 1993 Form 10-K)