Form 10-Q
period 2001-03-31
ANR PIPELINE CO
filed 2001-05-15
CIK 65695

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

(MARK ONE)
   [X]

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

   [  ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7320

                              ANR PIPELINE COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                          38-1281775
        (State or Other Jurisdiction                             (I.R.S. Employer
     of Incorporation or Organization)                         Identification No.)

              EL PASO BUILDING
           1001 LOUISIANA STREET                                      77002
               HOUSTON, TEXAS                                       (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (713) 420-2600

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $100 per share. Shares outstanding on May 4, 2001:
1,000.

     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001     2000
                                                              ----     ----
Operating revenues..........................................  $193     $176
                                                              ----     ----
Operating expenses
  Operation and maintenance.................................    88       84
  Merger-related costs and asset impairment charges.........    67       --
  Depreciation, depletion, and amortization.................    10       10
  Taxes, other than income taxes............................     7        3
                                                              ----     ----
                                                               172       97
                                                              ----     ----
Operating income............................................    21       79
                                                              ----     ----
Other income
  Earnings from unconsolidated affiliates...................     5        3
  Other, net................................................    --        4
                                                              ----     ----
                                                                 5        7
                                                              ----     ----
Income before interest expense and income taxes.............    26       86
                                                              ----     ----
Non-affiliated interest and debt expense....................    11       12
Affiliated interest income, net.............................    (1)      (2)
Income tax expense..........................................     6       28
                                                              ----     ----
Income before extraordinary items...........................    10       48
Extraordinary items, net of income taxes....................    (3)      --
                                                              ----     ----
Net income..................................................  $  7     $ 48
                                                              ====     ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                         ASSETS

Current assets
  Cash and cash equivalents.................................    $    9         $    1
  Accounts and notes receivable, net........................       292            279
  Materials and supplies....................................        22             29
  Deferred income taxes.....................................        13             16
  Other.....................................................         6             --
                                                                ------         ------
          Total current assets..............................       342            325
                                                                ------         ------
Property, plant, and equipment, net.........................     1,278          1,272
Investment in unconsolidated affiliates.....................       115            113
Other.......................................................         6              5
                                                                ------         ------
          Total assets......................................    $1,741         $1,715
                                                                ======         ======

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable..........................................    $  128         $   77
  Taxes payable.............................................        23             44
  Other.....................................................        28             32
                                                                ------         ------
          Total current liabilities.........................       179            153
                                                                ------         ------
Long-term debt..............................................       498            498
                                                                ------         ------
Deferred income taxes.......................................       230            230
                                                                ------         ------
Other.......................................................        57             34
                                                                ------         ------
Stockholder's equity
  Common stock, par value $100 per share; authorized and
     issued 1,000 shares....................................        --             --
  Additional paid-in capital................................       466            466
  Retained earnings.........................................       311            334
                                                                ------         ------
          Total stockholder's equity........................       777            800
                                                                ------         ------
          Total liabilities and stockholder's equity........    $1,741         $1,715
                                                                ======         ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2001    2000
                                                              -----   -----
Cash flows from operating activities
  Net income................................................  $  7    $ 48
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion, and amortization..............    10      10
     Deferred income tax expense (benefit)..................     3       5
     Extraordinary items....................................     5      --
     Undistributed earnings of unconsolidated affiliates....    (5)     --
     Non-cash portion of merger-related costs and asset
      impairment charges....................................    42      --
  Working capital changes, net of non-cash transactions.....    22       1
  Other.....................................................    (1)     (1)
                                                              ----    ----
       Net cash provided by operating activities............    83      63
                                                              ----    ----
Cash flows from investing activities
  Purchase of property, plant, and equipment................    (5)    (18)
  Increase in notes receivable from related party...........   (45)    (48)
                                                              ----    ----
       Net cash used in investing activities................   (50)    (66)
                                                              ----    ----
Cash flows from financing activities
  Dividends paid............................................   (30)     --
  Other.....................................................     5      --
                                                              ----    ----
       Net cash used in financing activities................   (25)     --
                                                              ----    ----
Increase (decrease) in cash and cash equivalents............     8      (3)
Cash and cash equivalents
  Beginning of period.......................................     1       3
                                                              ----    ----
  End of period.............................................  $  9    $ --
                                                              ====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements at March 31, 2001, and for the quarters ended March 31, 2001 and 2000, are unaudited. The balance sheet at December 31, 2000, is derived from the audited financial statements. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related charges described below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current presentation. These reclassifications have no effect on reported net income or stockholder's equity.

2. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

     During the quarter ended March 31, 2001, we incurred merger-related costs of $67 million associated with El Paso Corporation's merger with The Coastal Corporation and the relocation of our headquarters to Houston, Texas. These charges consist of $57 million in employee severance, retention, and transition costs for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. In the workforce reduction approximately 900 full time positions were eliminated through a combination of early retirements and terminations. These costs also included costs for pension and postretirement benefits settled and curtailed under existing benefit plans. Also included in merger-related costs are $9 million in facilities integration charges and $1 million in merger-related asset impairments. A majority of these charges were paid during the first quarter ended March 31, 2001.

3. PROPERTY, PLANT, AND EQUIPMENT

     Our property, plant, and equipment consisted of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN MILLIONS)
Property, plant, and equipment, at cost.....................   $3,480        $3,468
Less accumulated depreciation, depletion, and
  amortization..............................................    2,202         2,196
                                                               ------        ------
          Total property, plant, and equipment, net.........   $1,278        $1,272
                                                               ======        ======

4. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission (FTC) order, to dispose of its interests in the Stingray pipeline system. The sale was completed in February 2001. Our proportional share of the loss was approximately $3 million, net of income tax benefits of approximately $2 million. We reported this loss as an extraordinary item in the first quarter of 2001.

     The FTC also required us to dispose of our interests in the U-T Offshore and the Iroquois pipeline systems. In April 2001, we sold our 50 percent interest in the U-T Offshore pipeline system, and in May 2001, we sold our 16 percent interest in Iroquois. Net proceeds from these sales were approximately $42 million resulting in an extraordinary gain of approximately $2 million, net of income taxes.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming).

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to the Kansas State Court for further proceedings.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, we do not expect the ultimate resolution of these matters will have a material adverse effect on our financial position, operating results, or cash flows.

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2001, we had a reserve of approximately $9 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $37 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to 4 sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2001, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

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

     In October 1998, the Environmental Protection Agency (EPA) announced a Finding of Significant Contribution and Rulemaking for Certain States in the Ozone Transport Assessment Group Region for Purposes of Reducing Regional Transport of Ozone (NOx SIP Call), which required the submission of state implementation plans by 22 states, including eight states in which we operate, and the District of Columbia. The NOx SIP Call is the subject of legal proceedings instituted by nine of the affected states and numerous affected industries. In a May 1999 order, the U.S. District Court, District of Columbia stayed, until further order, compliance with the NOx SIP Call. As a result of the gas industry's success in the litigation, the EPA released, on January 5, 2001, its Rulemaking for Purposes of Reducing Interstate Ozone Transport:
Response to March 3, 2000, Decision of the U.S. Court of Appeals for the District of Columbia Circuit (Remand Proposal). In the Remand Proposal, the EPA intends to require nitric oxide controls on all engines emitting more than one ton per day of nitric oxide during the 1995 "ozone season." We have approximately 18 engines that would require nitric oxide controls, if the Remand Proposal is adopted without change. We will not be able to estimate the amount of any obligation resulting from the NOx SIP Call until the states have submitted compliant state implementation plans.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the recorded reserves are adequate.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in a cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $12 million at March 31, 2001, at a market rate of interest which was 5.58% at March 31, 2001. At December 31, 2000, we had advanced $6 million. In addition, we had notes receivable from other related parties of $162 million at March 31, 2001, and $122 million at December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for each of the quarters ended:

                                                               QUARTER ENDED
                                                                 MARCH 31,
                                                              ---------------
                                                              2001      2000
                                                              -----     -----
                                                               (IN MILLIONS)
Operating revenues..........................................  $ 193     $ 176
Operating expenses..........................................   (172)      (97)
Other income, net...........................................      5         7
                                                              -----     -----
          Earnings before interest expense and income
            taxes...........................................  $  26     $  86
                                                              =====     =====

     Operating revenues for the quarter ended March 31, 2001, were $17 million higher than the same period in 2000. The increase was due to higher realized prices on sales of gas purchased from the Dakota gasification facility and excess fuel sales in the first quarter of 2001, partially offset by the favorable resolution of regulatory issues in the first quarter 2000.

     Operating expenses for the quarter ended March 31, 2001, were $75 million higher than the same period in 2000. The increase was due to higher prices on gas purchased from the Dakota gasification facility and merger costs incurred for employee benefits and severance charges, both occurring in the first quarter of 2001.

     Other income for the quarter ended March 31, 2001, was $2 million lower than the same period in 2000 primarily due to property management revenues transferred to El Paso's shared services group following the merger between El Paso and Coastal.

INCOME TAX EXPENSE

     The income tax expense for the quarters ended March 31, 2001 and 2000, was $6 million and $28 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were higher than the statutory rate of 35 percent primarily due to non-deductible amortization of goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Financial Information, Note 5, which is incorporated by reference herein.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

     None.

Undertaking

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph 4(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

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

                                                    ANR PIPELINE COMPANY

Date: May 14, 2001                                  /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President
                                                 and Chief Financial Officer

Date: May 14, 2001                                 /s/ JEFFREY I. BEASON
                                              ----------------------------------
                                                      Jeffrey I. Beason
                                                  Senior Vice President and
                                                          Controller
                                                (Principal Accounting Officer)