Form 10-Q
period 2001-06-30
ANR PIPELINE CO
filed 2001-08-13
CIK 65695

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Common stock, par value $100 per share. Shares outstanding on August 6, 2001: 1,000.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2001      2000      2001       2000
                                                          ----      ----      -----      -----
Operating revenues......................................  $149      $140      $342       $316
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    92        85       180        169
  Merger-related costs..................................   107        --       174         --
  Depreciation, depletion, and amortization.............     8         9        18         19
  Taxes, other than income taxes........................     7         6        14          9
                                                          ----      ----      ----       ----
                                                           214       100       386        197
                                                          ----      ----      ----       ----
Operating income (loss).................................   (65)       40       (44)       119
                                                          ----      ----      ----       ----
Other income
  Earnings from unconsolidated affiliates...............     4         2         9          5
  Other, net............................................     4         4         4          8
                                                          ----      ----      ----       ----
                                                             8         6        13         13
                                                          ----      ----      ----       ----
Income (loss) before interest, income taxes, and other
  charges...............................................   (57)       46       (31)       132
                                                          ----      ----      ----       ----
Non-affiliated interest and debt expense................    10        12        21         24
Affiliated interest income, net.........................    (1)       (3)       (2)        (5)
Income taxes............................................   (24)       14       (18)        42
                                                          ----      ----      ----       ----
                                                           (15)       23         1         61
                                                          ----      ----      ----       ----
Income (loss) before extraordinary items................   (42)       23       (32)        71
Extraordinary items, net of income taxes................     2        --        (1)        --
                                                          ----      ----      ----       ----
Net income (loss).......................................  $(40)     $ 23      $(33)      $ 71
                                                          ====      ====      ====       ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS


Current assets
  Cash and cash equivalents.................................   $   --       $    1
  Accounts and notes receivable, net
     Customer...............................................      107          118
     Affiliates.............................................      305          161
     Other..................................................        4           --
  Materials and supplies....................................       21           29
  Deferred income taxes.....................................       11           16
  Other.....................................................       33           --
                                                               ------       ------
          Total current assets..............................      481          325
                                                               ------       ------
Property, plant, and equipment, at cost.....................    3,463        3,468
Less accumulated depreciation, depletion, and
  amortization..............................................    2,186        2,196
                                                               ------       ------
          Total property, plant, and equipment, net.........    1,277        1,272
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................       78          113
  Other.....................................................        4            5
                                                               ------       ------
                                                                   82          118
                                                               ------       ------
          Total assets......................................   $1,840       $1,715
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY


Current liabilities
  Accounts and notes payable
     Trade..................................................   $   40       $   14
     Affiliates.............................................       81            4
     Other..................................................       60           59
  Taxes payable.............................................       18           44
  Other.....................................................       26           32
                                                               ------       ------
          Total current liabilities.........................      225          153
                                                               ------       ------
Long-term debt..............................................      498          498
                                                               ------       ------
Other
  Deferred income taxes.....................................      212          230
  Other.....................................................      168           34
                                                               ------       ------
                                                                  380          264
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $100 per share; authorized and
     issued 1,000 shares....................................       --           --
  Additional paid-in capital................................      466          466
  Retained earnings.........................................      271          334
                                                               ------       ------
          Total stockholder's equity........................      737          800
                                                               ------       ------
          Total liabilities and stockholder's equity........   $1,840       $1,715
                                                               ======       ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2001       2000
                                                              -----      -----
Cash flows from operating activities
  Net income (loss).........................................  $ (33)     $ 71
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion, and amortization..............     18        19
     Deferred income tax expense (benefit)..................    (12)       13
     Undistributed earnings of unconsolidated affiliates....     (3)       --
     Non-cash portion of merger-related costs...............    142        --
  Working capital changes, net of non-cash transactions.....     42       (70)
  Other.....................................................    (20)       22
                                                              -----      ----
       Net cash provided by operating activities............    134        55
                                                              -----      ----
Cash flows from investing activities
  Purchase of property, plant, and equipment................     (8)      (44)
  Proceeds from the sale of investments.....................     41        --
  Change in notes receivable from related parties...........   (160)       46
                                                              -----      ----
       Net cash provided by (used in) investing
        activities..........................................   (127)        2
                                                              -----      ----
Cash flows from financing activities
  Dividends paid............................................    (30)      (59)
  Other.....................................................     22        (1)
                                                              -----      ----
       Net cash used in financing activities................     (8)      (60)
                                                              -----      ----
Decrease in cash and cash equivalents.......................     (1)       (3)
Cash and cash equivalents
  Beginning of period.......................................      1         3
                                                              -----      ----
  End of period.............................................  $  --      $ --
                                                              =====      ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of June 30, 2001, and for the quarters and six months ended June 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and changes in accounting estimates discussed in Notes 2 and 3), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $107 million and $174 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention, and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full time positions were eliminated through a combination of early retirements and terminations. These costs also include charges associated with relocating our headquarters to Houston, Texas, lease related costs, write-offs of leasehold improvements, and other charges related to combining operations.

3. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the quarter and six months ended June 30, 2001, are approximately $19 million in costs related to changes in our estimates of environmental remediation liabilities and the usability of spare parts inventory in our operations. Both charges arose as a result of an ongoing evaluation of our operating standards and plans following our parent's merger with El Paso and our combined operating strategy. These changes in estimates reduced net income before extraordinary items and net income by approximately $12 million.

4. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission (FTC) order, to dispose of its interests in the Stingray pipeline and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. For the quarter and six months ended June 30, 2001, net proceeds from these sales were approximately $40 million and $65 million resulting in an extraordinary gain (loss) of approximately $2 million and $(1) million, net of income taxes.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). In May 2001, the court denied the defendants' motions to dismiss.

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings.

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

  Environmental

     We are subject to extensive federal, state, and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2001, we had a reserve of approximately $25 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $37 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2001, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results, or cash flows.

     In Michigan, where we have extensive operations, the Michigan Environmental Response Act requires individuals, including corporations, who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. We estimate that our costs to comply with the Michigan regulations will be approximately $15 million, which will be expended over a period of several years and for which appropriate reserves have been made.

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

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in a cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We borrowed $22 million at June 30, 2001, at a market rate of interest which was 4.2%. At December 31, 2000, we had borrowed $4 million. In addition, we had notes receivable from other related parties of $289 million at June 30, 2001, and $122 million at December 31, 2000.

     At June 30, 2001, we had accounts receivable from other related parties of $16 million and $39 million at December 31, 2000. In addition, we had accounts payable to other related parties of $59 million at June 30, 2001. These balances were incurred in the normal course of business.

7. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Business Combinations

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. This statement requires that all transactions that fit the definition of a business combination be accounted for using the purchase method and prohibits the use of the pooling of interests method for all business combinations initiated after June 30, 2001. This statement also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary item. This standard will have an impact on any business combination we undertake in the future. We are currently evaluating the effects of this pronouncement on our historical financial statements.

  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires that goodwill no longer be amortized but intermittently tested for impairment at least on an annual basis. Other intangible assets are to be amortized over their useful life and reviewed for impairment in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. An intangible asset with an indefinite useful life can no longer be amortized until its useful life becomes determinable. This statement has various effective dates, the most significant of which is January 1, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for Asset Retirement Obligations

     In July 2001, the FASB approved for issuance SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to the present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in Part II, Items 7, 7A, and 8, in our Annual Report on Form 10-K for the year ended December 31, 2000, in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters and six months ended June 30:

                                                    QUARTER ENDED     SIX MONTHS ENDED
                                                    --------------    ----------------
                                                    2001     2000      2001      2000
                                                    -----    -----    ------    ------
                                                              (IN MILLIONS)
Operating revenues................................  $ 149    $ 140    $ 342     $ 316
Operating expenses................................   (214)    (100)    (386)     (197)
Other income, net.................................      8        6       13        13
                                                    -----    -----    -----     -----
  Earnings (loss) before interest, income taxes,
     and extraordinary items......................  $ (57)   $  46    $ (31)    $ 132
                                                    =====    =====    =====     =====

     Included in our results of operations for the quarter and six months ended June 30, 2001, are merger-related costs associated with El Paso's merger with Coastal in January 2001 and other charges totaling $126 million and $193 million. Merger-related costs include employee severance, retention, and transition costs; charges to relocate our headquarters to Houston, Texas; lease related charges; and other merger costs. Other charges consist of changes in estimates of our environmental remediation liabilities and the usability of spare parts inventories in our operations.

  Second Quarter 2001 Compared to Second Quarter 2000

     Operating revenues for the quarter ended June 30, 2001, were $9 million higher than the same period in 2000. The increase was due to higher realized prices on sales of natural gas from the Dakota gasification facility, sales of excess natural gas in the second quarter of 2001, and higher storage revenues due to new contracts during 2001. Partially offsetting the increase was the favorable resolution of regulatory issues in 2000.

     Operating expenses for the quarter ended June 30, 2001, were $114 million higher than the same period in 2000. The increase was due to higher prices on natural gas purchased at the Dakota gasification facility, and merger-related costs and other charges discussed above. Partially offsetting this increase were lower operating expenses due to cost efficiencies following El Paso's merger with Coastal.

  Six Months Ended 2001 Compared to Six Months Ended 2000

     Operating revenues for the six months ended June 30, 2001, were $26 million higher than the same period in 2000. The increase was due to higher realized prices on sales of natural gas from the Dakota gasification facility, sales of excess natural gas, and higher storage revenues due to new contracts during 2001. Partially offsetting the increase was the favorable resolution of regulatory issues in the first six months of 2000.

     Operating expenses for the six months ended June 30, 2001, were $189 million higher than the same period in 2000. The increase was due to higher prices on natural gas purchased at the Dakota gasification facility and merger-related costs and other charges discussed above. Partially offsetting the increase were lower operating expenses due to cost efficiencies following El Paso's merger with Coastal.

INCOME TAXES

     The income tax benefits for the quarter and six months ended June 30, 2001, were $24 million and $18 million, resulting in effective tax rates of 36 percent for both periods. The income tax expenses for the quarter and six months ended June 30, 2000, were $14 million and $42 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

OTHER

     We are expanding our pipeline system through the Typhoon project. Typhoon consists of a 35-mile, 20-inch gas pipeline from the Typhoon platform in Green Canyon Block 237 in the Gulf of Mexico to our facilities at an existing platform in Eugene Island Block 371. The cost of this project is estimated to be $52 million and the in-service date is expected to occur in the third quarter 2001. Our total year to date expenditures have been $15 million.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 7, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

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

     b. Reports on Form 8-K

          We filed a current report on Form 8-K, dated May 29, 2001, announcing the change in our certifying accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ANR PIPELINE COMPANY

Date: August 10, 2001                               /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President
                                                 and Chief Financial Officer

Date: August 10, 2001                              /s/ JEFFREY I. BEASON
                                              ----------------------------------
                                                      Jeffrey I. Beason
                                                  Senior Vice President and
                                                          Controller
                                                (Principal Accounting Officer)