Form 10-Q
period 2001-09-30
ANR PIPELINE CO
filed 2001-11-13
CIK 65695

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

   [  ]

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7320

                             ---------------------

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

     Common stock, par value $100 per share. Shares outstanding on November 6, 2001: 1,000.

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

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                        QUARTER ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                        --------------      ------------------
                                                        2001      2000      2001         2000
                                                        ----      ----      -----        -----
Operating revenues....................................  $124      $140      $466         $456
                                                        ----      ----      ----         ----
Operating expenses
  Operation and maintenance...........................    59        89       239          258
  Merger-related costs................................     6        --       180           --
  Depreciation, depletion and amortization............     9        10        27           29
  Taxes, other than income taxes......................     6         7        20           16
                                                        ----      ----      ----         ----
                                                          80       106       466          303
                                                        ----      ----      ----         ----
Operating income......................................    44        34        --          153
                                                        ----      ----      ----         ----
Other income
  Earnings from unconsolidated affiliates.............    --         3         9            8
  Other, net..........................................    (1)        1         3            9
                                                        ----      ----      ----         ----
                                                          (1)        4        12           17
                                                        ----      ----      ----         ----
Income before interest, income taxes and other
  charges.............................................    43        38        12          170
                                                        ----      ----      ----         ----
Non-affiliated interest and debt expense..............    11        11        32           35
Affiliated interest income, net.......................    (2)       (2)       (4)          (7)
Income taxes..........................................    12        11        (6)          53
                                                        ----      ----      ----         ----
                                                          21        20        22           81
                                                        ----      ----      ----         ----
Income (loss) before extraordinary items..............    22        18       (10)          89
Extraordinary items, net of income taxes..............    (1)       --        (2)          --
                                                        ----      ----      ----         ----
Net income (loss).....................................  $ 21      $ 18      $(12)        $ 89
                                                        ====      ====      ====         ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                          ASSETS


Current assets
  Cash and cash equivalents.................................     $    7          $    1
  Accounts and notes receivable, net
     Customer...............................................         60             118
     Affiliates.............................................        264             161
     Other..................................................          4              --
  Materials and supplies....................................         18              29
  Other.....................................................         61              16
                                                                 ------          ------
          Total current assets..............................        414             325
                                                                 ------          ------
Property, plant, and equipment, at cost.....................      3,495           3,468
Less accumulated depreciation, depletion and amortization...      2,187           2,196
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,308           1,272
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................         72             113
  Other.....................................................          5               5
                                                                 ------          ------
                                                                     77             118
                                                                 ------          ------
          Total assets......................................     $1,799          $1,715
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts and notes payable
     Trade..................................................     $   35          $   14
     Affiliates.............................................         27               4
     Other..................................................         53              59
  Interest payable..........................................         15               9
  Taxes payable.............................................         30              44
  Other.....................................................         19              23
                                                                 ------          ------
          Total current liabilities.........................        179             153
                                                                 ------          ------
Long-term debt..............................................        498             498
                                                                 ------          ------
Other
  Deferred income taxes.....................................        212             230
  Other.....................................................        152              34
                                                                 ------          ------
                                                                    364             264
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $100 per share; authorized and
     issued 1,000 shares....................................         --              --
  Additional paid-in capital................................        466             466
  Retained earnings.........................................        292             334
                                                                 ------          ------
          Total stockholder's equity........................        758             800
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $1,799          $1,715
                                                                 ======          ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
Cash flows from operating activities
  Net income (loss).........................................  $ (12)       $ 89
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     27          29
     Deferred income tax expense (benefit)..................    (11)         20
     Undistributed earnings of unconsolidated affiliates....     (3)         --
     Non-cash portion of merger-related costs...............    158          --
  Working capital changes, net of non-cash transactions.....     14          (8)
  Non-working capital changes and other.....................    (20)         11
                                                              -----        ----
       Net cash provided by operating activities............    153         141
                                                              -----        ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (56)        (72)
  Proceeds from the sale of investments.....................     50          --
  Change in notes receivable from related parties...........   (117)          5
  Net proceeds from the sale of assets......................      6          --
                                                              -----        ----
       Net cash used in investing activities................   (117)        (67)
                                                              -----        ----
Cash flows from financing activities
  Dividends paid............................................    (30)        (74)
  Other.....................................................     --          (1)
                                                              -----        ----
       Net cash used in financing activities................    (30)        (75)
                                                              -----        ----
Increase (decrease) in cash and cash equivalents............      6          (1)
Cash and cash equivalents
  Beginning of period.......................................      1           3
                                                              -----        ----
  End of period.............................................  $   7        $  2
                                                              =====        ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2000 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of September 30, 2001, and for the quarters and nine months ended September 30, 2001 and 2000, are unaudited. The balance sheet as of December 31, 2000, is derived from the audited balance sheet included in our Annual Report on Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and changes in accounting estimates discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

2. MERGER-RELATED COSTS

     During the quarter and nine months ended September 30, 2001, we incurred merger-related costs of $6 million and $180 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full time positions were eliminated through a combination of early retirements and terminations. As of September 30, 2001, substantially all of our cash based employee costs have been paid. Our merger-related costs also include estimated charges associated with relocating our headquarters to Houston, Texas, including lease related costs, write-offs of leasehold improvements, and other charges related to our lease in Detroit. Total estimated charges were $95 million and were recorded during the second quarter 2001, at the time we completed our relocation. Future developments, such as sub-leases of our vacated space or other events, could impact our estimated charge, and these changes could be material to the amounts we originally recorded.

3. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the nine months ended September 30, 2001, were approximately $11 million in costs related to changes in our estimates of environmental remediation liabilities and the usability of spare parts inventory in our operations. These changes arose as a result of an ongoing evaluation of our operating standards, strategies and plans following our parent's merger with El Paso. These changes in estimates reduced net income before extraordinary items and net income for the nine months ended September 30, 2001 by approximately $7 million.

4. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission (FTC) order, to dispose of its interests in the Stingray and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. For the nine months ended September 30, 2001, net proceeds from these sales were approximately $65 million resulting in an extraordinary loss of approximately $2 million, net of income taxes, including a third quarter 2001 charge of $1 million to record additional estimated income taxes on these sales.

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

     We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The Quinque complaint was transferred to the same court handling the Grynberg complaint and has now been sent back to Kansas State Court for further proceedings. A motion to dismiss this case is pending.

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2001, we had a reserve of approximately $16 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $37 million in the aggregate for the years 2001 through 2006. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2001, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     In Michigan, where we have extensive operations, the Michigan Environmental Response Act requires individuals, including corporations, who have caused contamination to remediate the contamination to regulatory standards. Owners or operators of contaminated property who did not cause the contamination are not required to remediate the contamination, but must exercise due care in their use of the property so that the contamination is not exacerbated and the property does not pose a threat to human health. We estimate that the costs to comply with the Michigan regulations will be approximately $15 million, which will be expended over a period of several years and for which appropriate reserves have been made.

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

  Rates and Regulatory

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

6. TRANSACTIONS WITH RELATED PARTIES

     We participate in a cash management program which matches short-term cash excesses and requirements of participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $245 million at September 30, 2001, at a market rate of interest which was 3.7%. At December 31, 2000, we had advanced $128 million.

     At September 30, 2001, we had accounts receivable from other related parties of $19 million and $33 million at December 31, 2000. In addition, we had accounts payable to other related parties of $27 million at September 30, 2001, and $4 million at December 31, 2000. These balances were incurred in the normal course of business.

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

  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability relating to the retirement and removal of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. The provisions of this statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of
Long-Lived Assets. This statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The standard also expanded the scope of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of this statement are effective for fiscal years beginning after December 15, 2001. We are currently evaluating the effects of this pronouncement.

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

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the periods ended September 30:

                                              QUARTER ENDED         NINE MONTHS ENDED
                                            ------------------      ------------------
                                             2001        2000        2001        2000
                                            ------      ------      ------      ------
                                                          (IN MILLIONS)
Operating revenues........................  $  124      $  140      $  466      $  456
Operating expenses........................     (80)       (106)       (466)       (303)
Other income, net.........................      (1)          4          12          17
                                            ------      ------      ------      ------
  Earnings before interest, income taxes
     and extraordinary items..............  $   43      $   38      $   12      $  170
                                            ======      ======      ======      ======
Throughput volumes (BBtu/d)(1)............   3,655       3,606       3,831       3,791
                                            ======      ======      ======      ======

---------------

(1) BBtu/d means billion British thermal units per day.

     Included in our results of operations for the quarter and nine months ended September 30, 2001, are merger-related costs associated with El Paso's merger with Coastal in January 2001 totaling $6 million and $180 million. Merger-related costs include employee severance, retention and transition costs; charges to relocate our headquarters to Houston, Texas; lease related charges; and other merger costs.

  Third Quarter 2001 Compared to Third Quarter 2000

     Operating revenues for the quarter ended September 30, 2001, were $16 million lower than the same period in 2000. The decrease was due to lower sales of excess natural gas and lower realized prices on sales of natural gas purchased from the Dakota gasification facility in 2001.

     Operating expenses for the quarter ended September 30, 2001, were $26 million lower than the same period in 2000. The decrease was due to lower operating and maintenance expenses as a result of cost efficiencies following El Paso's merger with Coastal, the impact of lower prices on natural gas purchased from the Dakota gasification facility in 2001 and 2000 accruals for the replacement of system balancing gas. Also contributing to the decrease were lower accruals associated with our estimates of environmental remediation liabilities in 2001. The decrease was partially offset by merger-related costs discussed above.

  Nine Months Ended 2001 Compared to Nine Months Ended 2000

     Operating revenues for the nine months ended September 30, 2001, were $10 million higher than the same period in 2000. The increase was due to higher realized prices on sales of natural gas purchased from the Dakota gasification facility in 2001, sales of excess natural gas in the first nine months of 2001 and higher storage revenues due to new contracts during 2001. Partially offsetting the increase was the favorable resolution of regulatory issues in 2000.

     Operating expenses for the nine months ended September 30, 2001, were $163 million higher than the same period in 2000. The increase was primarily due to merger-related costs discussed above and changes in estimates of our environmental remediation liabilities and the usability of spare parts inventories. Also contributing to the increase were higher prices on natural gas purchased from the Dakota gasification facility in 2001. Partially offsetting the increase were lower operating and maintenance expenses as a result of cost efficiencies following El Paso's merger with Coastal.

INCOME TAXES

     The income tax expense for the quarter and income tax benefit for the nine months ended
September 30, 2001, were $12 million and $6 million, resulting in effective tax rates of 35 percent and 38 percent. The income tax expense for the quarter and nine months ended September 30, 2000, were $11 million and $53 million, resulting in effective tax rates of 38 percent and 37 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

OTHER

     We are expanding our pipeline system through the Typhoon project. Typhoon consists of a 35-mile, 20-inch gas pipeline from the Typhoon platform in Green Canyon Block 237 in the Gulf of Mexico to our facilities at an existing platform in Eugene Island Block 371. The project was placed in service in July 2001. Total year to date expenditures on the project have been $33 million.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ANR PIPELINE COMPANY

Date: November 9, 2001                              /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                  (Chief Accounting Officer)