Form 10-K405
period 2001-12-31
ANR PIPELINE CO
filed 2002-03-28
CIK 65695

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .

                         COMMISSION FILE NUMBER 1-7320

                              ANR PIPELINE COMPANY
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      38-1281775
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
              EL PASO BUILDING
            1001 LOUISIANA STREET
               HOUSTON, TEXAS                                      77002
  (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 420-2600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                            ON WHICH REGISTERED
      -------------------                           ---------------------
9.625% Debentures, due 2021
7.375% Debentures, due 2024                        New York Stock Exchange
    7% Debentures, due 2025     H...............

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARE OUTSTANDING AT EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.
     Common Stock, par value $100 per share. Shares outstanding on March 28, 2002: 1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                     CAPTION
                                     -------
                                                                           PAGE
                                                                           ----

                                     PART I

  Item  1.   Business....................................................    1
  Item  2.   Properties..................................................    2
  Item  3.   Legal Proceedings...........................................    3
  Item  4.   Submission of Matters to a Vote of Security Holders.........    *

                                     PART II

  Item  5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    3
  Item  6.   Selected Financial Data.....................................    *
  Item  7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    4
             Cautionary Statement for purposes of the "Safe Harbor"
               Provisions of the Private Securities Litigation Reform Act
               of 1995...................................................    5
  Item  7A.  Quantitative and Qualitative Disclosures About Market
               Risk......................................................    5
  Item  8.   Financial Statements and Supplementary Data.................    6
  Item  9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   23

                                    PART III

  Item 10.   Directors and Executive Officers of the Registrant..........    *
  Item 11.   Executive Compensation......................................    *
  Item 12.   Security Ownership of Management............................    *
  Item 13.   Certain Relationships and Related Transactions..............    *

                                     PART IV

  Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   23
             Signatures..................................................   25

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d      = per day
BBtu    = billion British thermal units
Bcf     = billion cubic feet
MMcf    = million cubic feet

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing ANR Pipeline Company and/or our subsidiaries.

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1945. In January 2001, we became a wholly owned subsidiary of El Paso Corporation through the merger of a wholly owned El Paso subsidiary with The Coastal Corporation (Coastal). We are involved in the transportation, storage and gathering of natural gas owned by third parties. Our two interconnected, large-diameter multiple pipeline systems transport natural gas from natural gas producing fields in Louisiana, Oklahoma, Texas, and the Gulf of Mexico to markets in the Midwest and northeast regions of the U.S., including the metropolitan areas of Chicago, Detroit and Milwaukee.

     Our system consists of 10,600 miles of pipeline with a design capacity of approximately 6,394 MMcf/d. During 2001, 2000 and 1999, our average throughput was 3,776 BBtu/d, 3,807 BBtu/d and 3,515 BBtu/d. Along our system, we have approximately 202 Bcf of underground working gas storage capacity, of which 5 Bcf is contracted by Tennessee Gas Pipeline Company, a subsidiary of El Paso. The maximum daily delivery capacity of our underground working gas storage is 3 Bcf. We also have the contracted rights for 76 Bcf of working gas storage capacity, of which 46 Bcf is provided by Blue Lake Gas Storage Company, and 30 Bcf is provided by ANR Storage, both of which are our affiliates.

     In addition to our existing systems and facility, the Federal Energy Regulatory Commission (FERC) has approved the Pacific Gas & Electric (PG&E) Badger project. The PG&E Badger project will construct a lateral pipeline to supply natural gas to a PG&E facility located in southeast Wisconsin. The pipeline will add approximately 210 MMcf/d to our capacity and is anticipated to be completed in May 2004.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Each operates under separate FERC approved tariffs that establish rates, terms and conditions under which each provides services to its customers. Generally, the FERC's authority extends to:

     - natural gas transportation and storage of rates and charges;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     Our pipeline and storage facilities have tariffs established through filings with the FERC that have a variety of terms and conditions, each of which affects our operations and our ability to recover fees for the services we provide. Generally, changes to these fees or terms of services can only be implemented upon approval by the FERC.

     Our interstate pipeline system is also subject to the Natural Gas Pipeline Safety Act of 1968, which establishes pipeline safety requirements, the National Environmental Policy Act and other environmental legislation. Our system has a continuing program of inspection designed to keep it in compliance with pollution control and pipeline safety requirements. We believe that our system is in compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facility by the U.S. Department of Transportation. Operations on U.S. government land are regulated by the U.S. Department of the Interior.

     For a discussion of significant rate and regulatory matters, see Part II,
Item 8, Financial Statements and Supplementary Data, Note 8.

                            MARKETS AND COMPETITION

     Our interstate transmission system faces varying degrees of competition from other pipelines, as well as alternative energy sources. Also, the potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation may benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, or it may hamper demand by allowing a more effective use of surplus electric capacity through increased wheeling as a result of open access.

     We have approximately 250 firm and interruptible customers, including natural gas producers, marketers, end users and other natural gas transmission, distribution and electric generation companies. We have approximately 600 firm transportation contracts with remaining terms that extend from 5 months to 23 years, and with an average remaining term of 5 years. Approximately 97 percent of our total capacity is subscribed under firm transportation agreements.

     In our historical market areas of Wisconsin and Michigan, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. In the Northeast markets, we compete with other interstate pipelines serving electric generation and local distribution companies. The significant customer we served in 2001 was Wisconsin Gas Company, with capacity of 772 BBtu/d under contracts that expire in 2002 through 2008. Also, Wisconsin Gas is a sponsor of the proposed Guardian Pipeline, which is expected to be in service by the spring of 2002, and will directly compete for a portion of the markets served by our expiring capacity.

     Our ability to extend existing contracts or re-market expiring capacity with our customers is based on a variety of factors, including competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant extension or expiration dates. While we make every attempt to re-negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our rates to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 28, 2002, we had approximately 380 full-time employees, none of whom are subject to collective bargaining agreements.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions that do not materially detract from the value of these properties or our interests therein, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     All of our common stock, par value $100 per share, is owned by American Natural Resources Company, and accordingly, there is no public trading market for our securities. American Natural Resources Company is an indirect subsidiary of El Paso CGP Company (formerly The Coastal Corporation). On January 29, 2001, El Paso CGP Company became a wholly owned subsidiary of El Paso Corporation.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid cash dividends of $30 million and $74 million to our parent in 2001 and 2000.

ITEM 6. SELECTED FINANCIAL DATA

     Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of those results for the year ended December 31:

                                                                2001        2000
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  613      $  621
Operating expenses..........................................     (726)       (397)
Other income................................................       29          29
                                                               ------      ------
          Earnings (loss) before interest and income taxes
            (EBIT)..........................................   $  (84)     $  253
                                                               ======      ======
Throughput volumes (BBtu/d).................................    3,776       3,807
                                                               ======      ======

     Included in our results of operations for the year ended December 31, 2001, are merger-related costs associated with El Paso's merger with Coastal in January 2001 totaling $359 million. These merger-related costs include employee severance, retention and other transition costs; charges to relocate our headquarters to Houston, Texas; additional costs to settle the lease of our Detroit facility; other lease related charges; and other merger costs.

     YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Operating revenues for the year ended December 31, 2001, were $8 million lower than the same period in 2000. The decrease was due to the favorable resolution of regulatory issues in 2000 and lower sales of excess natural gas in 2001. The decrease was partially offset by higher realized prices on sales of natural gas from the Dakota gasification facility.

     Operating expenses for the year ended December 31, 2001, were $329 million higher than the same period in 2000. The increase was due primarily to merger-related costs discussed above and higher prices on natural gas purchased at the Dakota gasification facility. Partially offsetting the increase were lower operating expenses due to cost efficiencies following El Paso's merger with Coastal.

INCOME TAXES

     The effective income tax rate for the years ended December 31, 2001 and 2000 was 38 percent and 35 percent. The effective tax rate for 2001 was different than the statutory rate of 35 percent primarily due to state income taxes. For a reconciliation of statutory rate to effective tax rate, see Item 8, Financial Statements and Supplementary Data, Note 4.

COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words "believe," "expect," "estimate," "anticipate" and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates. As of December 31, 2001, the fair value of our long-term debt has been estimated based on quoted market prices for the same or similar issues.

                                                           DECEMBER 31, 2001
                                                 --------------------------------------
                                                  EXPECTED FISCAL YEAR OF MATURITY OF       DECEMBER 31,
                                                            CARRYING AMOUNTS                    2000
                                                 --------------------------------------   ----------------
                                                                                  FAIR    CARRYING   FAIR
                                                 2002-2006   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                                                 ---------   ----------   -----   -----   --------   -----
                                                                   (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
     portion -- fixed rate.....................                 $498      $498    $537      $498     $555
       Average interest rate...................                  8.7%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ANR PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   ------   ------
Operating revenues..........................................   $ 613     $621     $628
                                                               -----     ----     ----
Operating expenses
  Operation and maintenance.................................     304      341      303
  Merger-related costs and asset impairment charges.........     359       --       --
  Depreciation, depletion and amortization..................      35       39       38
  Taxes, other than income taxes............................      28       17       21
                                                               -----     ----     ----
                                                                 726      397      362
                                                               -----     ----     ----
Operating income (loss).....................................    (113)     224      266
                                                               -----     ----     ----

Other income
  Earnings from unconsolidated affiliates...................      12       13       10
  Net gain on sale of assets................................      13       --       --
  Other, net................................................       4       16       14
                                                               -----     ----     ----
                                                                  29       29       24
                                                               -----     ----     ----

Income (loss) before interest, income taxes and other
  charges...................................................     (84)     253      290
                                                               -----     ----     ----
  Non-affiliated interest and debt expense..................      41       42       42
  Affiliated interest income, net...........................      (5)      (4)      (5)
  Income taxes expense (benefit)............................     (46)      76       94
                                                               -----     ----     ----
                                                                 (10)     114      131
                                                               -----     ----     ----
Income (loss) before extraordinary items....................     (74)     139      159
Extraordinary items, net of income taxes....................      (2)      --       --
                                                               -----     ----     ----

Net income (loss)...........................................   $ (76)    $139     $159
                                                               =====     ====     ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
                                   ASSETS
Current assets
  Cash and cash equivalents.................................  $   --   $    1
  Accounts and notes receivable, net of allowance of $3 in
     2001 and $2 in 2000
     Customer...............................................      49      118
     Affiliates.............................................     309      161
     Other..................................................       6        2
  Materials and supplies....................................      19       29
  Other.....................................................      22       16
                                                              ------   ------
          Total current assets..............................     405      327
                                                              ------   ------
Property, plant and equipment, at cost......................   3,562    3,468
Less accumulated depreciation, depletion and amortization...   2,177    2,196
                                                              ------   ------
          Total property, plant and equipment, net..........   1,385    1,272
                                                              ------   ------
Investments in unconsolidated affiliates....................       3      113
                                                              ------   ------
Other.......................................................       6        8
                                                              ------   ------
          Total assets......................................  $1,799   $1,720
                                                              ======   ======
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   22   $   14
     Affiliates.............................................      46        4
     Other..................................................      45       59
  Interest payable..........................................       9        9
  Taxes payable.............................................      53       44
  Other.....................................................      12       23
                                                              ------   ------
          Total current liabilities.........................     187      153
                                                              ------   ------
Long-term debt..............................................     498      498
                                                              ------   ------
Deferred income taxes.......................................     134      230
                                                              ------   ------
Payable to affiliates.......................................     204       --
                                                              ------   ------
Other.......................................................      80       39
                                                              ------   ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $100 per share; authorized and
     issued 1,000 shares....................................      --       --
  Additional paid-in capital................................     468      466
  Retained earnings.........................................     228      334
                                                              ------   ------
          Total stockholder's equity........................     696      800
                                                              ------   ------
          Total liabilities and stockholder's equity........  $1,799   $1,720
                                                              ======   ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2001    2000     1999
                                                              ------   -----   ------
Cash flows from operating activities
  Net income (loss).........................................  $ (76)   $139    $ 159
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     35      39       38
     Deferred income tax expense (benefit)..................    (81)     35       29
     Net gain on the sale of assets.........................    (13)     --       --
     Undistributed earnings of unconsolidated affiliates....     (3)    (13)     (10)
     Non-cash portion of merger-related costs...............    338      --       --
     Working capital changes, net of non-cash transactions
       Accounts receivable..................................     60     (98)       4
       Accounts payable.....................................    (13)    (11)       3
       Accounts payable/receivable with affiliates..........     67       8      (21)
       Taxes payable........................................     12      (6)      (6)
       Other working capital changes........................    (86)     59       (6)
  Non-working capital changes and other.....................    (74)     10      (11)
                                                              -----    ----    -----
       Net cash provided by operating activities............    166     162      179
                                                              -----    ----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (108)    (99)     (83)
  Proceeds from the sale of investments.....................     75      --       --
  Return of capital from investments........................     61      --       --
  Investment in pipeline partnerships.......................     --      --      (28)
  Net change in affiliated advances receivable..............   (169)      8       20
  Investment in related parties.............................     --       4        4
  Net proceeds from the sale of assets......................      4      (1)      38
                                                              -----    ----    -----
       Net cash used in investing activities................   (137)    (88)     (49)
                                                              -----    ----    -----
Cash flows from financing activities
  Dividends paid............................................    (30)    (74)    (127)
  Other.....................................................     --      (2)      (3)
                                                              -----    ----    -----
       Net cash used in financing activities................    (30)    (76)    (130)
                                                              -----    ----    -----
Decrease in cash and cash equivalents.......................     (1)     (2)      --
Cash and cash equivalents
  Beginning of period.......................................      1       3        3
                                                              -----    ----    -----
  End of period.............................................  $  --    $  1    $   3
                                                              =====    ====    =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK     ADDITIONAL                  TOTAL
                                                ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                                SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                ------   ------   ----------   --------   -------------
January 1, 1999...............................  1,000     $ --       $466       $ 237         $ 703
  Net income..................................     --       --         --         159           159
  Cash dividend...............................     --       --         --        (127)         (127)
                                                -----     ----       ----       -----         -----
December 31, 1999.............................  1,000       --        466         269           735
  Net income..................................     --       --         --         139           139
  Cash dividend...............................     --       --         --         (74)          (74)
                                                -----     ----       ----       -----         -----
December 31, 2000.............................  1,000       --        466         334           800
  Net loss....................................     --       --         --         (76)          (76)
  Allocated tax benefit of El Paso equity
     plans....................................     --       --          2          --             2
  Cash dividend...............................     --       --         --         (30)          (30)
                                                -----     ----       ----       -----         -----
December 31, 2001.............................  1,000     $ --       $468       $ 228         $ 696
                                                =====     ====       ====       =====         =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholders' equity.

  Principles of Consolidation

     We consolidate entities when we have the ability to control the operating and financial decisions and policies of that entity. Where we can exert significant influence over, but do not control, those policies and decisions, we apply the equity method of accounting. We use the cost method of accounting where we are unable to exert significant influence over the entity. The determination of our ability to control or exert significant influence over an entity involves the use of judgment of the extent of our control or influence and that of the other equity owners or participants of the entity.

  Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at an appropriate index price. Imbalances are settled in cash or made up in-kind, subject to the contractual terms of settlement.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current since we expect to settle them within the next twelve months.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize the major units of property replacements or improvements and expense minor items.

     We provide for depreciation of property, plant and equipment on a straight-line basis. The remaining useful life of our pipeline and storage assets are approximately 50 years and the depreciable lives of other assets range from 5 to 20 years.

     When we retire property, plant and equipment, we reduce property, plant and equipment for the asset's original cost, less accumulated depreciation and salvage value. Any remaining amount is charged to income.

     At December 31, 2001 and 2000, we had approximately $59 million and $172 million of construction work in progress included in our property, plant and equipment.

  Asset Impairments

     We evaluate our long-lived assets for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. If an adverse event or change in circumstances occurs, we estimate the future cash flows from the asset, grouped together at the lowest level for which separate cash flows can be measured, to determine if the asset is impaired. If the total of the undiscounted future cash flows is less than the carrying amount for the assets, we calculate the fair value of the assets either through reference to sales data for similar assets, or by estimating the fair value using a discounted cash flow approach. These cash flow estimates require us to make estimates and assumptions for many years into the future for pricing, demand, competition, operating costs, legal, regulatory and other factors, and these assumptions can change either positively or negatively.

     On January 1, 2002, we adopted the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will impact how we account for asset impairments and the accounting for discontinued operations in the future.

  Revenue Recognition

     We recognize revenues from natural gas transportation service and services other than transportation in the period when the service is provided.

  Environmental Costs and Other Contingencies

     We expense or capitalize expenditures for ongoing compliance with environmental regulations that relate to past or current operations as appropriate. We expense amounts for cleanup of existing environmental contamination caused by past operations which do not benefit future periods by preventing or eliminating future contamination. We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

     We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against a reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.

  Income Taxes

     We report current income taxes based on our taxable income along with a provision for deferred income taxes. Deferred income taxes reflect the estimated future tax consequences of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax sharing policy for companies included in its consolidated federal income tax return which provides, among other things, that
(i) each company in a taxable income position will be currently charged with an amount equivalent to its federal income tax computed on a separate return basis, and (ii) each company in a tax loss position will be reimbursed currently to the extent its deductions, including general business credits, were utilized in the consolidated return. Under the policy, El Paso pays all federal income taxes directly to the IRS and bills or refunds its subsidiaries for their portion of these income tax payments. Prior to 2001, we had a tax sharing agreement with El Paso CGP Company which had similar provisions.

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

2. MERGER-RELATED COSTS AND ASSET IMPAIRMENT CHARGES

     During the year ended December 31, 2001, we incurred merger-related costs of $359 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of employee severance, retention and transition costs, including postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full time positions were eliminated through a combination of early retirements and terminations. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and have been paid. Our merger-related costs also include approximately $275 million in estimated lease-related costs to relocate our headquarters to Houston, Texas. These charges were accrued in the second quarter of 2001 at the time we completed our relocations and closed these offices. In the fourth quarter of 2001, we revised this estimate to reflect an assignment of our obligations under one of the two leases in effect at the merger date to a third party. The payments under the second lease were assigned by the lessor to a related party and we recorded an obligation for the lease payments assigned to that affiliate. The amounts accrued will be paid over the term of the applicable non-cancelable lease agreements. Also included in merger-related costs are merger-related asset impairments and other miscellaneous charges. The merger-related asset impairments total $14 million and consist of a development project that was discontinued and other assets that were no longer being used.

3. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the year ended December 31, 2001, were approximately $11 million in costs primarily related to changes in our estimates of environmental remediation liabilities. These changes arose as a result of an evaluation of our ongoing remediation projects and conforming of the operating strategies of our company following our parent's merger with El Paso. These charges reduced our net income before extraordinary items and net income for the year ended December 31, 2001 by approximately $7 million.

4. INCOME TAXES

     The following table reflects the components of income tax expense (benefit) included in income (loss) before extraordinary items for each of the three years ended December 31:

                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal...................................................  $ 24    $43     $61
  State and city............................................    --     (2)      4
                                                              ----    ---     ---
                                                                24     41      65
                                                              ----    ---     ---
Deferred
  Federal...................................................   (65)    33      27
  State and city............................................    (5)     2       2
                                                              ----    ---     ---
                                                               (70)    35      29
                                                              ----    ---     ---
          Total income tax expense (benefit)................  $(46)   $76     $94
                                                              ====    ===     ===

     Our income tax expense (benefit) included in income (loss) before extraordinary items differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Income tax expense (benefit) at the statutory federal rate
  of 35%....................................................  $(42)  $75    $89
Increase (decrease)
  State and city income tax, net of federal income tax
     benefit................................................    (3)   --      4
  Other.....................................................    (1)    1      1
                                                              ----   ---    ---
Income tax expense (benefit)................................  $(46)  $76    $94
                                                              ====   ===    ===
Effective tax rate..........................................   38%   35%    37%
                                                              ====   ===    ===

     The following are the components of our net deferred tax liability as of December 31:

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $242    $239
  Regulatory and other assets...............................    49      21
                                                              ----    ----
     Total deferred tax liability...........................   291     260
                                                              ----    ----
Deferred tax assets
  Employee benefits and deferred compensation obligations...    27      23
  Environmental liability...................................     6       3
  Lease liability...........................................   104       6
  U.S. net operating loss carryovers........................     7      --
  Other liabilities.........................................    15      14
                                                              ----    ----
     Total deferred tax asset...............................   159      46
                                                              ----    ----
Net deferred tax liability..................................  $132    $214
                                                              ====    ====

     Under El Paso's tax sharing policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $2 million in 2001. These benefits are included in additional paid-in capital in our balance sheet.

     As of December 31, 2001, we have $20 million of net operating loss carryovers for which the carryover period ends in 2021.

5. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission (FTC) order, to dispose of its interests in the Stingray and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. For the year ended December 31, 2001, net proceeds from these sales were approximately $65 million resulting in an extraordinary loss of approximately $2 million, net of income taxes.

6. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2001, and 2000, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments. We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                               2001                     2000
                                                       ---------------------    ---------------------
                                                       CARRYING                 CARRYING
                                                        AMOUNT    FAIR VALUE     AMOUNT    FAIR VALUE
                                                       --------   ----------    --------   ----------
                                                                       (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities.......    $498        $537         $498        $555

7. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2001    2000
                                                              -----   -----
                                                              (IN MILLIONS)
9.625% Debenture due 2021...................................  $300    $300
7.375% Debenture due 2024...................................   125     125
7% Debenture due 2025.......................................    75      75
                                                              ----    ----
                                                               500     500
  Less: Unamortized discount................................     2       2
                                                              ----    ----
Long-term debt, less current maturities.....................  $498    $498
                                                              ====    ====

     None of our long-term debt matures within the next 5 years.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to under report the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     We are also a named defendant in numerous lawsuits and a named party in numerous governmental proceedings arising in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of December 31, 2001, we had no legal reserves.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2001, we had a reserve of approximately $16 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $28 million in the aggregate for the years 2002 through 2006. These expenditures primarily relate to compliance with clean air regulations. Our accrued amounts as of December 31, 2001 include a change in our estimated environmental remediation liabilities as a result of several events that occurred during 2001 and an evaluation of our operations following the Coastal merger. See a discussion of this change in accounting estimate under Note 3.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and/or settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2001, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that based on our existing reserves, and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

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

  Rates and Regulatory Matters

     In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how all our energy affiliates conduct business and interact with our interstate pipelines. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

  Capital Commitments and Purchase Obligations

     At December 31, 2001, we had capital and investment commitments of $4 million for 2002. Our other planned capital investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products and services totaling $269 million at December 31, 2001. Our annual obligations under these agreements are $24 million for each of the years 2002 through 2006, and $149 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum annual rental commitments at December 31, 2001, were as follows:(1)

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2002.....................................................       $    6
   2003.....................................................            5
   2004.....................................................            5
   2005.....................................................            3
   2006.....................................................            3
   Thereafter...............................................           25
                                                                   ------
          Total.............................................       $   47
                                                                   ======

---------------
(1) These amounts exclude our proportional share of minimum annual rental commitments paid by our parent, which are allocated to us through an overhead allocation.

     Rental expenses for the years ended December 31, 2001, 2000, and 1999 was $12 million, $20 million and $20 million.

9. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined by a cash balance formula covering substantially all of its U.S. employees, including our employees. Also, El Paso maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions of up to 6 percent, with matching contributions made in El Paso common stock, which participants may diversify at any time. El Paso is responsible for benefits accrued under its plan and allocates the related costs to its affiliates. See Note 12 for a summary of transactions with affiliates.

     Prior to our merger with El Paso, Coastal provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso's existing plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or Coastal's plan benefits accrued through March 31, 2006.

  Other Postretirement Benefits

     As a result of El Paso's merger with Coastal, we offered a one-time election through an early retirement window for employees who were at least age 50 with 10 years of service on December 31, 2000, to retire on or before June 30, 2001 and keep benefits under our postretirement medical and life plans. The costs associated with the curtailment and special termination benefits were $32 million. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire on or after June 30, 2001 will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent such costs are recoverable through rates.

     In January 2001, following the merger, we changed the measurement date for measuring our other postretirement benefit obligations from December 31 to September 30. We made this change to conform our measurement date to the date that El Paso uses to measure other postretirement benefit obligations. The new method is consistent with the manner in which El Paso gathers other postretirement information and will facilitate ease of planning and reporting in a more timely manner. We believe this method is preferable to the method previously employed. We accounted for this as a change in accounting principle, and it had no material effect on retirement benefit expense for the current or prior periods.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits as of and for the twelve months ended December 31, 2000 and September 30, 2001:

                                                              2001     2000
                                                              -----    -----
                                                              (IN MILLIONS)
Change in postretirement benefit obligation
  Benefit obligation at beginning of period.................  $ 50     $ 48
  Service cost..............................................    --        1
  Interest cost.............................................     4        4
  Participant contributions.................................     1        1
  Plan amendment............................................    (4)      --
  Curtailment and special termination benefits..............     7       --
  Actuarial loss (gain).....................................    (4)       1
  Benefits paid.............................................    (3)      (5)
                                                              ----     ----
  Postretirement benefit obligation at end of period........  $ 51     $ 50
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 25     $ 20
  Actual return on plan assets..............................     2        1
  Employer contributions....................................     5        9
  Participant contributions.................................     1       --
  Benefits paid.............................................    (3)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 30     $ 25
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(21)    $(25)
  Fourth quarter contributions..............................     2       --
  Unrecognized transition obligation........................    --       34
  Unrecognized net gain.....................................   (11)     (11)
                                                              ----     ----
  Accrued postretirement benefit obligation at December
     31.....................................................  $(30)    $ (2)
                                                              ====     ====

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Postretirement benefit costs include the following
  components
  Service cost..............................................  $--    $ 1    $ 1
  Interest cost.............................................    4      4      3
  Expected return on assets.................................   (1)    (1)    (1)
  Amortization of transition obligation.....................   --      3      3
  Amortization of net gain..................................   --     (1)    (1)
  Curtailment and special termination benefits..............   32     --     --
                                                              ---    ---    ---
  Net postretirement benefit cost...........................  $35    $ 6    $ 5
                                                              ===    ===    ===

     Postretirement benefit obligations are based upon actuarial estimates as described below:

                                                              2001    2000
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  7.25%   7.75%
  Expected return on plan assets............................  7.50%   4.60%

     Actuarial estimates for our postretirement benefits plans assume a weighted average annual rate of increase in the per capita costs of covered health care benefits of 9.5 percent in 2001, gradually decreasing to 6 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. The impact of a one-percentage point change in assumed health care cost trends would have been less than $1 million in 2001 and 2000 for our service and interest costs and less than $2 million and $3 million in 2001 and 2000 for our accumulated postretirement benefit obligations.

10. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for each of the three years ended December 31:

                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
     Wisconsin Gas Company..................................  $ 70    $ 68    $ 71

11. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2001    2000    1999
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
     Interest paid..........................................  $ 46    $ 46    $ 47
     Income tax payments....................................    21      48      71

12. INVESTMENT IN AND TRANSACTIONS WITH RELATED PARTIES

     The following table shows investments in affiliates for each of the three years ended December 31:

                                                              OWNERSHIP
                                                              INTEREST    2001    2000    1999
                                                              ---------   ----    ----    ----
                                                                             (IN MILLIONS)
     Coastal Medical Services, Inc..........................        --    $ --    $ 61    $ 65
     Iroquois Gas Transmission Systems, L.P.................        --      --      29      38
     Deepwater Holdings, L.L.C..............................        --      --      22      29
     Alliance Pipeline Limited Partnership..................       14%       2       1       1
     Other..................................................   various       1      --      --
                                                                          ----    ----    ----
       Total................................................              $  3    $113    $133
                                                                          ====    ====    ====

     During the second quarter of 2001, we sold our 16 percent interest in Iroquois Gas Transmission Systems, L.P. pursuant to a Federal Trade Commission order in connection with our parent's merger with El Paso. In addition, during the fourth quarter of 2001, we sold our 50 percent interest in Deepwater Holdings to El Paso Energy Partners, an unconsolidated affiliate of El Paso Corporation.

     In 1996, Coastal Medical Services Inc. was formed to improve the value of Coastal's medical benefit program for its employees and employees of its subsidiaries by managing the medical obligations of its participating subsidiaries. Coastal Medical Services was created through the contribution of cash by 25 El Paso subsidiaries in exchange for Coastal Medical Services stock. We accounted for the investment using the cost method since we did not have the ability to exert significant influence over operating or management decisions of Coastal Medical Services. In December 2001, we redeemed our 7.5 percent ownership interest in Coastal Medical Services and recorded dividend income of $3 million, included in earnings from unconsolidated affiliates.

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced

$299 million at December 31, 2001, at a market rate of interest which was 2.1%. At December 31, 2000, we had advanced $128 million, at a market rate of interest which was 7.3%.

     At December 31, 2001, we had accounts receivable from other related parties of $10 million and $33 million at December 31, 2000. In addition, we had accounts payable to related parties of $46 million at December 31, 2001, and $4 million at December 31, 2000. These balances were incurred in the normal course of business. At December 31, 2001, we had a long-term payable to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. This charge was incurred as a result of the relocation of our headquarters from Detroit to Houston and the transfer of this lease to our affiliate from a third party. Under this non-cancelable lease, we are required to make minimum annual payments of less than $1 million for 2002, $8 million per year for 2003 through 2006, and $172 million thereafter.

     El Paso and Tennessee Gas Pipeline allocated a portion of their general and administrative expenses to us in 2001. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our revenues, gross property, and payroll. We believe the allocation methods are reasonable. In 2000 and 1999, we performed most of our own administrative functions and provided some administrative functions for our affiliates, as a result our allocated administrative expenses were lower and our reimbursement of costs were higher than in 2001.

     During 2001, we entered into transactions with other El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport gas. We continued to utilize transportation and storage services from our affiliates and other related parties. Services provided by these affiliates for our benefit are based on the same terms as non-affiliates.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2001   2000   1999
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues....................................................  $ 55   $13    $14
Charges.....................................................   120    78     78
Reimbursement for costs.....................................     3    12     12

13. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below.

                                                                       OPERATING    NET
                                                           OPERATING    INCOME     INCOME
                         QUARTER                           REVENUES     (LOSS)     (LOSS)
                         -------                           ---------   ---------   ------
                                                                   (IN MILLIONS)
2001
  1st....................................................    $193        $  21      $  7
  2nd....................................................     149          (65)      (40)
  3rd....................................................     124           44        21
  4th....................................................     147         (113)      (64)
                                                             ----        -----      ----
                                                             $613        $(113)     $(76)
                                                             ====        =====      ====
2000
  1st....................................................    $176        $  79      $ 48
  2nd....................................................     140           40        23
  3rd....................................................     140           34        18
  4th....................................................     165           71        50
                                                             ----        -----      ----
                                                             $621        $ 224      $139
                                                             ====        =====      ====

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of ANR Pipeline Company:

In our opinion, the consolidated financial statements in the Index appearing under Item 14 (a) (1) present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 9, the Company changed the measurement date used to account for postretirement benefits other than pensions from December 31 to September 30.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 6, 2002

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan

We have audited the consolidated balance sheets of ANR Pipeline Company (an indirect, wholly owned subsidiary of El Paso CGP Company, formerly The Coastal Corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 19, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Management;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial statements.

     The following Consolidated Financial Statements are included in Part II,
Item 8, of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................    6
Consolidated Balance Sheets.................................    7
Consolidated Statements of Cash Flows.......................    8
Consolidated Statements of Stockholder's Equity.............    9
Notes to Consolidated Financial Statements..................   10
Report of Independent Accountants...........................   21

     2. Financial statement schedules.

          Schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibits list............................................     24

     (B) REPORTS ON FORM 8-K:

          None

                              ANR PIPELINE COMPANY
                                  EXHIBIT LIST
                               DECEMBER 31, 2001

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.A            -- Amended and Restated Certificate of Incorporation dated
                            March 7, 2002.
         *3.B            -- By-laws dated March 7, 2002.
          4.1            -- Indenture dated as of February 15, 1994 and First
                            Supplemental Indenture dated as of February 15, 1994 for
                            $125 million of 7 3/8% Debentures due February 15, 2024.
                            (Exhibit 4.4 to our 1993 Form 10-K).
        *18              -- Letter regarding Change in Accounting Principle
        *99.1            -- Report of Independent Accountants, PricewaterhouseCoopers
                            LLP
        *99.2            -- Independent Auditors' Report, Deloitte & Touche LLP

REPORTS ON FORM 8-K.

     None.

UNDERTAKING

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, ANR Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

                                          ANR PIPELINE COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of ANR Pipeline Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                       DATE
                            ---------                                       -----                       ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director    March 28, 2002
 --------------------------------------------------------       (Principal Executive Officer)
                 (John W. Somerhalder II)

                   /s/ JAMES C. CLEARY                        President and Director                March 28, 2002
 --------------------------------------------------------
                    (James C. Cleary)

                    /s/ EDWARD J. HOLM                        Chief Executive Officer and           March 28, 2002
 --------------------------------------------------------       Director
                     (Edward J. Holm)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief          March 28, 2002
 --------------------------------------------------------       Financial Officer and Treasurer
                     (Greg G. Gruber)                           (Principal Financial and
                                                                Accounting Officer)

                                 EXHIBITS INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *3.A            -- Amended and Restated Certificate of Incorporation dated
                            March 7, 2002.
         *3.B            -- By-laws dated March 7, 2002.
          4.1            -- Indenture dated as of February 15, 1994 and First
                            Supplemental Indenture dated as of February 15, 1994 for
                            $125 million of 7 3/8% Debentures due February 15, 2024.
                            (Exhibit 4.4 to our 1993 Form 10-K).
        *18              -- Letter regarding Change in Accounting Principle
        *99.1            -- Report of Independent Accountants, PricewaterhouseCoopers
                            LLP
        *99.2            -- Independent Auditors' Report, Deloitte & Touche LLP