Form 10-Q
period 2002-03-31
ANR PIPELINE CO
filed 2002-05-15
CIK 65695

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                        Telephone Number: (713) 420-2600

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

     Common Stock, par value $1 per share. Shares outstanding on May 15, 2002:
1,000.

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002     2001
                                                              ----     ----
Operating revenues..........................................  $156     $193
                                                              ----     ----
Operating expenses
  Operation and maintenance.................................    58       88
  Merger-related costs......................................    --       67
  Depreciation, depletion and amortization..................     9       10
  Taxes, other than income taxes............................     7        7
                                                              ----     ----
                                                                74      172
                                                              ----     ----
Operating income............................................    82       21
                                                              ----     ----
Earnings from unconsolidated affiliates.....................    --        5
                                                              ----     ----
Income before interest, income taxes and other charges......    82       26
                                                              ----     ----
Non-affiliated interest and debt expense....................    11       11
Affiliated interest income, net.............................    (1)      (1)
Income taxes................................................    26        6
                                                              ----     ----
                                                                36       16
                                                              ----     ----
Income before extraordinary items...........................    46       10
Extraordinary items, net of income taxes....................    --       (3)
                                                              ----     ----
Net income..................................................  $ 46     $  7
                                                              ====     ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                         ASSETS

Current assets
  Cash and cash equivalents.................................    $   --         $   --
  Accounts and notes receivable, net
     Customer...............................................         7             49
     Affiliates.............................................       411            309
     Other..................................................         5              6
  Materials and supplies....................................        19             19
  Other.....................................................         2             22
                                                                ------         ------
          Total current assets..............................       444            405
                                                                ------         ------
Property, plant and equipment, at cost......................     3,597          3,562
  Less accumulated depreciation, depletion and
     amortization...........................................     2,182          2,177
                                                                ------         ------
          Total property, plant and equipment, net..........     1,415          1,385
                                                                ------         ------
Other assets
  Investment in unconsolidated affiliates...................         3              3
  Other.....................................................         4              6
                                                                ------         ------
                                                                     7              9
                                                                ------         ------
          Total assets......................................    $1,866         $1,799
                                                                ======         ======

                          LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts and notes payable
     Trade..................................................    $   18         $   22
     Affiliates.............................................        57             46
     Other..................................................        45             45
  Interest payable..........................................        15              9
  Taxes payable.............................................        72             53
  Other.....................................................        12             12
                                                                ------         ------
          Total current liabilities.........................       219            187
                                                                ------         ------
Long-term debt..............................................       498            498
                                                                ------         ------
Other liabilities
  Deferred income taxes.....................................       138            134
  Payable to affiliates.....................................       204            204
  Other.....................................................        65             80
                                                                ------         ------
                                                                   407            418
                                                                ------         ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares at March 31, 2002, and par value
     $100 per share; authorized and issued 1,000 shares at
     December 31, 2001......................................        --             --
  Additional paid-in capital................................       468            468
  Retained earnings.........................................       274            228
                                                                ------         ------
          Total stockholder's equity........................       742            696
                                                                ------         ------
          Total liabilities and stockholder's equity........    $1,866         $1,799
                                                                ======         ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
Cash flows from operating activities
  Net income................................................  $ 46    $  7
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     9      10
     Deferred income tax expense............................     5       3
     Extraordinary items....................................    --       5
     Undistributed earnings of unconsolidated affiliates....    --      (5)
     Non-cash portion of merger-related costs...............    --      42
  Working capital changes...................................    99      10
  Non-working capital changes and other.....................   (16)     11
                                                              ----    ----
       Net cash provided by operating activities............   143      83
                                                              ----    ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (40)     (5)
  Net proceeds from the sale of assets......................    (1)     --
  Net change in affiliated advances receivable..............  (102)    (45)
                                                              ----    ----
       Net cash used in investing activities................  (143)    (50)
                                                              ----    ----
Cash flows from financing activities
  Dividends paid............................................    --     (30)
  Other.....................................................    --       5
                                                              ----    ----
       Net cash used in financing activities................    --     (25)
                                                              ----    ----
Increase in cash and cash equivalents.......................    --       8
Cash and cash equivalents
  Beginning of period.......................................    --       1
                                                              ----    ----
  End of period.............................................  $ --    $  9
                                                              ====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     Our 2001 Annual Report on Form 10-K includes a summary of our significant accounting policies and other disclosures. You should read it in conjunction with this Quarterly Report on Form 10-Q. The financial statements as of March 31, 2002, and for the quarters ended March 31, 2002 and 2001, are unaudited. The balance sheet as of December 31, 2001, is derived from the audited balance sheet filed in our Form 10-K. These financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and do not include all disclosures required by accounting principles generally accepted in the United States. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for merger-related costs and extraordinary items which are discussed below), to fairly present our interim period results. Information for interim periods may not necessarily indicate the results of operations for the entire year due to the seasonal nature of our businesses. The prior period information also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below.

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of this statement supersede SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. There was no initial financial statement impact of adopting this standard.

2. MERGER-RELATED COSTS

     During the quarter ended March 31, 2001, we incurred merger-related costs of $67 million associated with El Paso Corporation's merger with The Coastal Corporation. These charges consist of $57 million in employee severance, retention and transition costs, including postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full-time positions were eliminated through a combination of early retirements and terminations. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and were paid in the first and second quarters of 2001. Also included in merger-related costs are $9 million in other miscellaneous charges and $1 million in merger-related asset impairments. A majority of the cash-related charges were paid in the first quarter of 2001.

3. EXTRAORDINARY ITEMS

     As a result of El Paso's merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission order, to dispose of its interests in the Stingray pipeline system. The sale was completed in February 2001. Our proportional share of the loss was approximately $3 million, net of income tax benefits of approximately $2 million. We reported this loss as an extraordinary item in the first quarter of 2001.

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

     We are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business. For each of these matters, we evaluate the merits of the case, our exposure to the matter and possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we make the necessary accruals. As new information becomes available, our estimates may change. The impact of these changes may have a material effect on our results of operations. As of March 31, 2002, we had a reserve of approximately $1 million for all outstanding legal matters.

     While the outcome of the matters discussed above cannot be predicted with certainty, based on information known to date and our existing accruals, we do not expect the ultimate resolution of these matters will have a material adverse effect on our ongoing financial position, operating results or cash flows.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2002, we had a reserve of approximately $16 million for expected remediation costs. In addition, we expect to make capital expenditures for environmental matters of approximately $37 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2002, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities. We presently believe that based on our existing reserves, and information known to date, the impact of the costs associated with these CERCLA sites will not have a material adverse effect on our financial position, operating results or cash flows.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based on our evaluation and experience to date, we believe the recorded reserves are adequate.

  Rates and Regulatory Matters

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. In April 2002, the FERC Staff issued a notice of a public conference to be held on May 21, 2002, at which interested parties will be given an opportunity to comment further on the NOPR. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     While we cannot predict with certainty the final outcome or the timing of the resolution of all of our rates and regulatory matters discussed above, we believe the ultimate resolution of these issues, based on information known to date, will not have a material adverse effect on our financial position, results of operations or cash flows.

5. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $401 million at March 31, 2002, at a market rate of interest which was 1.9%. At December 31, 2001, we had advanced $299 million, at a market rate of interest which was 2.1%.

     At March 31, 2002 and at December 31, 2001, we had accounts receivable from other related parties of $10 million. In addition, we had accounts payable to related parties of $57 million at March 31, 2002, and $46 million at December 31, 2001. These balances arose in the normal course of business.

     At both March 31, 2002 and December 31, 2001, we had a long-term payable to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. This charge was incurred as a result of the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payment is due semi-annually.

6. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing the total number of authorized shares of stock to 1,000 shares of common stock, with a par value of $1.00 per share. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $100 per share.

7. NEW ACCOUNTING PRONOUNCEMENT ISSUED BUT NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement requires companies to record a liability relating to the retirement and removal costs of assets used in their business. The liability is discounted to its present value, and the related asset value is increased by the amount of the resulting liability. Over the life of the asset, the liability will be accreted to its future value and eventually extinguished when the asset is taken out of service. Capitalized retirement and removal costs will be depreciated over the useful life of the related asset. The provisions of this Statement are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our Annual Report on Form 10-K filed March 28, 2002, in addition to the financial statements and notes presented in
Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                             RESULTS OF OPERATIONS

     Below are the operating results and an analysis of these results for the quarters ended March 31:

                                                               2002        2001
                                                              -------     -------
                                                              (IN MILLIONS EXCEPT
                                                                VOLUME AMOUNTS)
Operating revenues..........................................  $  156      $  193
Operating expenses..........................................     (74)       (172)
Other income, net...........................................      --           5
                                                              ------      ------
          Earnings before interest expense and income
             taxes..........................................  $   82      $   26
                                                              ======      ======
Throughput volumes (BBtu/d)(1)..............................   3,779       3,938
                                                              ======      ======

----------

(1) BBtu/d means billion British thermal units per day.

     Operating revenues for the quarter ended March 31, 2002, were $37 million lower than the same period in 2001. The decrease was primarily due to lower realized prices on resales of natural gas purchased from the Dakota gasification facility, sales of excess natural gas in 2001 that did not recur in 2002, lower transportation revenues from capacity sold under short-term contracts and lower throughput due to milder weather in the first quarter of 2002.

     Operating expenses for the quarter ended March 31, 2002, were $98 million lower than the same period in 2001. The decrease was primarily due to merger-related costs incurred for employee benefits and severance charges in the first quarter of 2001. Also contributing to the decrease were lower prices on natural gas purchased at the Dakota gasification facility, lower operating expenses, due to cost efficiencies following El Paso's merger with Coastal and lower benefit costs in the first quarter of 2002.

     Other income for the quarter ended March 31, 2002, was $5 million lower than the same period in 2001 primarily due to the sale of our interest in the Iroquois pipeline system in the second quarter of 2001.

INCOME TAXES

     The income tax expense for the quarters ended March 31, 2002 and 2001, was $26 million and $6 million, resulting in effective tax rates of 36 percent and 38 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

                  NEW ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2001, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. Exhibits

     None.

Undertaking

     We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph
(4)(iii), to furnish to the U.S. Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of our long-term debt not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

b. Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANR PIPELINE COMPANY

Date: May 15, 2002                              /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director

Date: May 15, 2002                                  /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)