Form 10-Q
period 2002-06-30
ANR PIPELINE CO
filed 2002-08-13
CIK 65695

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Common Stock, par value $1 per share. Shares outstanding on August 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                            QUARTER ENDED     SIX MONTHS ENDED
                                                              JUNE 30,            JUNE 30,
                                                            -------------     ----------------
                                                            2002     2001     2002       2001
                                                            ----     ----     -----      -----
Operating revenues........................................  $124     $149     $280       $342
                                                            ----     ----     ----       ----
Operating expenses
  Operation and maintenance...............................    67       92      125        180
  Merger-related costs....................................    --      107       --        174
  Depreciation, depletion and amortization................     9        8       18         18
  Taxes, other than income taxes..........................     7        7       14         14
                                                            ----     ----     ----       ----
                                                              83      214      157        386
                                                            ----     ----     ----       ----
Operating income (loss)...................................    41      (65)     123        (44)
                                                            ----     ----     ----       ----
Other income
  Earnings from unconsolidated affiliates.................    --        4       --          9
  Other, net..............................................     5        4        5          4
                                                            ----     ----     ----       ----
                                                               5        8        5         13
                                                            ----     ----     ----       ----
Income (loss) before interest, income taxes and other
  charges.................................................    46      (57)     128        (31)
                                                            ----     ----     ----       ----
Non-affiliated interest and debt expense..................     9       10       20         21
Affiliated interest income, net...........................    (1)      (1)      (2)        (2)
Income taxes..............................................    14      (24)      40        (18)
                                                            ----     ----     ----       ----
                                                              22      (15)      58          1
                                                            ----     ----     ----       ----
Income (loss) from continuing operations before
  extraordinary items.....................................    24      (42)      70        (32)
Extraordinary items, net of income taxes..................    --        2       --         (1)
                                                            ----     ----     ----       ----
Net income (loss).........................................  $ 24     $(40)    $ 70       $(33)
                                                            ====     ====     ====       ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
                                       ASSETS

Current assets
  Cash and cash equivalents.................................   $   --       $   --
  Accounts and notes receivable, net
     Customer...............................................       24           49
     Affiliates.............................................      370          309
     Other..................................................        3            6
  Materials and supplies....................................       20           19
  Other.....................................................        1           22
                                                               ------       ------
          Total current assets..............................      418          405
                                                               ------       ------
Property, plant and equipment, at cost......................    3,599        3,562
  Less accumulated depreciation, depletion and
     amortization...........................................    2,178        2,177
                                                               ------       ------
          Total property, plant and equipment, net..........    1,421        1,385
                                                               ------       ------
Other assets
  Investment in unconsolidated affiliates...................        3            3
  Other.....................................................        6            6
                                                               ------       ------
                                                                    9            9
                                                               ------       ------
          Total assets......................................   $1,848       $1,799
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................   $   16       $   22
     Affiliates.............................................       17           46
     Other..................................................       38           45
  Interest payable..........................................        9            9
  Taxes payable.............................................       84           53
  Other.....................................................       17           12
                                                               ------       ------
          Total current liabilities.........................      181          187
                                                               ------       ------
Long-term debt..............................................      498          498
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      137          134
  Payable to affiliates.....................................      200          204
  Other.....................................................       66           80
                                                               ------       ------
                                                                  403          418
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares at June 30, 2002, and par value
     $100 per share; authorized and issued 1,000 shares at
     December 31, 2001......................................       --           --
  Additional paid-in capital................................      468          468
  Retained earnings.........................................      298          228
                                                               ------       ------
          Total stockholder's equity........................      766          696
                                                               ------       ------
          Total liabilities and stockholder's equity........   $1,848       $1,799
                                                               ======       ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                              2002       2001
                                                              -----      -----
Cash flows from operating activities
  Net income (loss).........................................  $ 70       $(33)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............    18         18
     Deferred income tax expense (benefit)..................     7        (12)
     Undistributed earnings of unconsolidated affiliates....    --         (3)
     Non-cash portion of merger-related costs and changes in
      estimates.............................................    --        161
  Working capital changes...................................    53         16
  Non-working capital changes and other.....................   (18)       (13)
                                                              ----       ----
       Net cash provided by operating activities............   130        134
                                                              ----       ----
Cash flows from investing activities
  Additions to property, plant and equipment................   (59)        (8)
  Net proceeds from investments.............................    --         41
  Net change in affiliated advances receivable..............   (67)      (160)
  Other.....................................................    (4)        --
                                                              ----       ----
       Net cash used in investing activities................  (130)      (127)
                                                              ----       ----
Cash flows from financing activities
  Dividends paid............................................    --        (30)
  Other.....................................................    --         22
                                                              ----       ----
       Net cash used in financing activities................    --         (8)
                                                              ----       ----
Decrease in cash and cash equivalents.......................    --         (1)
Cash and cash equivalents
  Beginning of period.......................................    --          1
                                                              ----       ----
  End of period.............................................  $ --       $ --
                                                              ====       ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared the Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2002, and for the quarters and six months ended June 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the items discussed in Notes 3, 4 and 5 below), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate impairments of assets. It also changes accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. There was no initial financial statement impact of adopting this statement.

2. DIVESTITURES

     In July 2002, our parent entered into a letter of intent with El Paso Energy Partners, L.P., an affiliate, to sell our Typhoon offshore gas gathering pipeline. The Typhoon pipeline consists of a 35-mile, 20-inch natural gas pipeline originating on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico and extending to our Patterson system in Eugene Island Block 371. We stopped depreciating the Typhoon assets beginning in July 2002 since these assets are held for sale.

3. MERGER-RELATED COSTS

     During the quarter and six months ended June 30, 2001, we incurred merger-related costs of $107 million and $174 million associated with El Paso Corporation's (El Paso) merger with The Coastal Corporation (now known as El Paso CGP Company, and our parent company). Employee costs of $61 million consisted of severance, retention and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full-time positions were eliminated through a combination of early retirements and terminations. The pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and were paid in the first and second quarters of 2001. Also included in merger-related costs are $113 million associated with relocating our headquarters from Detroit, Michigan, to Houston, Texas, lease related costs, write-offs of leasehold improvements, asset impairments and other charges related to combining operations. A majority of the cash-related charges were paid in the first quarter of 2001.

4. CHANGES IN ACCOUNTING ESTIMATES

     Included in our operation and maintenance costs for the quarter and six months ended June 30, 2001, were approximately $19 million in costs related to changes in estimates. These changes consist of $16 million in additional environmental remediation liabilities and a $3 million charge to reduce the value of our spare parts inventories to reflect changes in the usability of these parts in our operations. These changes arose as a result of an evaluation of our ongoing remediation projects and conforming the operating strategies of our company following our parent's merger with El Paso. These charges are included as operating expenses in our statement of income and reduced our net income before extraordinary items and net income for the six months ended June 30, 2001, by approximately $12 million.

5. EXTRAORDINARY ITEMS

     As a result of El Paso's 2001 merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission order, to dispose of its interests in the Stingray pipeline and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. For the quarter and six months ended June 30, 2001, net proceeds from these sales were approximately $40 million and $65 million, and we recognized an extraordinary gain (loss) of approximately $2 million and $(1) million, net of income taxes.

6. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. These matters have been consolidated for pretrial purposes (In re:
Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

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

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2002, we had reserves totaling $2 million for all outstanding legal matters.

     While the outcome of our outstanding legal matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2002, we had a reserve of approximately $25 million for expected remediation costs (including related environmental litigation). In addition, we expect to make capital expenditures for environmental matters of approximately $39 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations.

     We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these CERCLA sites, as appropriate, through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2002, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have provided reserves that we believe are adequate for such costs. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in the determination of our estimated liabilities.

     While the outcome of our outstanding environmental matters cannot be predicted with certainty, based on the information known to date and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations.

  Rates and Regulatory Matters

     In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, at which interested parties were given opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. We cannot predict the outcome of the NOPR, but adoption of the regulations in substantially the form proposed would, at a minimum, place additional administrative and operational burdens on us.

     On July 17, 2002, the FERC issued a Notice of Inquiry (NOI) that seeks comments regarding its policy, established in 1996, of permitting pipelines to enter into negotiated rates transactions. Our pipeline has entered into such transactions over the years and the FERC is now undertaking a review of whether negotiated rates should be capped, whether or not a pipeline's "recourse rate" (cost of service based rate) continues to serve as a viable alternative and safeguard against the exercise of alleged pipeline market power, as well as other issues related to its negotiated rate program. Comments are due on September 25, 2002, with reply comments due on October 25, 2002. We cannot predict the outcome of this NOI.

     On August 1, 2002, the FERC issued a NOPR requiring that all arrangements concerning the cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent must maintain investment grade credit ratings. Comments on the NOPR are due on August 22, 2002. We cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued, to be effective immediately, an Accounting Release providing guidance on how jurisdictional entities should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. The Accounting Release sets forth the documentation requirements set forth in the NOPR for money pool arrangements, but does not address the requirements in the NOPR that as a condition for participating in money pool arrangements the FERC regulated entity must maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent must have investment grade credit ratings. Requests for rehearing are due on September 3, 2002.

     While the outcome of our rates and regulatory matters cannot be predicted with certainty, based on the information known to date, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. As new information becomes available or relevant developments occur, we will establish accruals as appropriate. The impact of these changes may have a material effect on our results of operations.

  Other Matters

     Affiliates of Enron hold both short-term and long-term capacity on our pipeline system. At this time, we are uncertain as to Enron's intent to maintain or release capacity associated with contracts on our pipeline system and also Enron's ability to honor the terms of their contracts. The bankruptcy Court has established August 19, 2002 as the deadline for Enron to assume or reject contracts with us. Future revenue related to these capacity contracts will depend upon the outcome of Enron's bankruptcy proceedings and our ability to re-market or otherwise maximize the value of the rejected or released capacity. We do not presently know the precise values that will be received by our pipeline as a result of these efforts.

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

7. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced at June 30, 2002 and December 31, 2001, $366 million and $299 million. The market rate of interest at June 30, 2002 and December 31, 2001 was 1.9% and 2.1%.

     At June 30, 2002 and December 31, 2001, we had accounts receivable from related parties of $4 million and $10 million. In addition, we had accounts payable to related parties of $17 million and $46 million at June 30, 2002, and December 31, 2001. These balances arose in the normal course of business.

     At June 30, 2002 and December 31, 2001, we had payables to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. Of this amount, $4 million was classified as current at June 30, 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     We are in the process of selling our Typhoon offshore gas gathering pipeline to El Paso Energy Partners. See Note 2 for further discussion. This proposed sale has been approved by both our parent's and El Paso Energy Partners' Boards of Directors which included the approval by El Paso Energy Partners' special conflicts committee. There were also fairness opinions issued on the transaction. This transaction is subject to customary regulatory review and approval. The closing of this sale is expected to occur by the end of 2002.

8. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing the total number of authorized shares of stock to 1,000 shares of common stock, with a par value of $1.00 per share. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $100 per share.

9. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its present value, and the same amount is added to the recorded value of the asset and is amortized over the asset's remaining useful life. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently evaluating the effects of this statement.

  Reporting Gains and Losses from the Early Extinguishment of Debt

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement addresses how to report gains or losses resulting from the early extinguishment of debt. Under current accounting rules, we report any gains or losses on early extinguishment of debt as extraordinary items. When we adopt SFAS No. 145, we will be required to evaluate whether the debt extinguishment is truly extraordinary in nature. If we routinely extinguish debt early, the gain or loss will be included in income from continuing operations. This statement will be effective for our 2003 year-end reporting.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs that are associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. The provisions of this statement are effective for fiscal years beginning after December 31, 2002 and will impact any exit or disposal activities initiated after January 1, 2003.

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

                              RECENT DEVELOPMENTS

     As a result of current circumstances surrounding the energy sector, the creditworthiness of several industry participants has been called into question. We have taken actions to mitigate our exposure to these participants; however, should several of these participants file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Pipeline results are relatively stable, but can be subject to variability from a number of factors, such as weather conditions, including those conditions that may impact the amount of power produced by natural gas fired turbines, as well as gas supply availability which can displace the pipeline's delivery capabilities to the markets they serve. Results can also be impacted by the ability to market excess natural gas which is influenced by a pipeline's rate of recovery for use and efficiencies of the compression equipment. Future revenues may also be impacted by expansion projects in our service areas, competition by other pipelines for those expansion needs and regulatory impacts on rates. Below are the operating results and an analysis of these results for the periods ended June 30:

                                                        QUARTER ENDED      SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,
                                                       ----------------    ----------------
                                                        2002      2001      2002      2001
                                                       ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues...................................  $  124    $  149    $  280    $  342
Operating expenses...................................     (83)     (214)     (157)     (386)
Other income, net....................................       5         8         5        13
                                                       ------    ------    ------    ------
          Earnings (loss) before interest expense and
            income taxes.............................  $   46    $  (57)   $  128    $  (31)
                                                       ======    ======    ======    ======
Throughput volumes (BBtu/d)(1).......................   3,604     3,776     3,691     3,857
                                                       ======    ======    ======    ======

----------

(1) BBtu/d means billion British thermal units per day.

  Second Quarter 2002 Compared to Second Quarter 2001

     Operating revenues for the quarter ended June 30, 2002, were $25 million lower than the same period in 2001. The decrease was primarily due to sales of excess natural gas in 2001 that did not recur in 2002, lower realized prices on resales of natural gas purchased from the Dakota gasification facility, lower transportation revenues from capacity sold under short-term contracts and lower throughput due to milder weather in 2002.

     Operating expenses for the quarter ended June 30, 2002, were $131 million lower than the same period in 2001. The decrease was primarily due to $107 million of merger-related costs incurred to relocate our headquarters from Detroit, Michigan to Houston, Texas and asset impairments, as well as a change in estimate of $19 million recorded in the second quarter of 2001 primarily for additional environmental remediation liabilities. Also contributing to the decrease were lower prices on natural gas purchased at the Dakota gasification facility, lower corporate overhead allocations in the second quarter of 2002 and lower benefit costs in 2002. The decrease was partially offset by additional 2002 accruals on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of our facilities.

     Other income for the quarter ended June 30, 2002, was $3 million lower than the same period in 2001 primarily due to lower equity earnings of affiliates resulting from the sale of our equity investment in Deepwater Holdings Inc. in 2001.

  Six Months Ended 2002 Compared to Six Months Ended 2001

     Operating revenues for the six months ended June 30, 2002, were $62 million lower than the same period in 2001. The decrease was primarily due to sales of excess natural gas in 2001 that did not recur in 2002, lower realized prices on resales of natural gas purchased from the Dakota gasification facility, lower transportation revenues from capacity sold under short-term contracts and lower throughput due to milder weather in 2002.

     Operating expenses for the six months ended June 30, 2002, were $229 million lower than the same period in 2001. The decrease was primarily due to $174 million of merger-related costs incurred to relocate our headquarters from Detroit, Michigan to Houston, Texas and asset impairments, costs for employee benefits, severance, retention and transition charges and a change in estimate of $19 million recorded in 2001 primarily for additional environmental remediation liabilities. Also contributing to the decrease were lower prices on natural gas purchased from the Dakota gasification facility, lower benefit costs, lower operating expenses due to cost efficiencies following El Paso's merger with Coastal and lower corporate overhead allocations in 2002. The decrease was partially offset by additional 2002 accruals on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of our facilities.

     Other income for the six months ended June 30, 2002, was $8 million lower than the same period in 2001 primarily due to lower equity earnings of affiliates resulting from the sale of our equity investment in Deepwater Holdings Inc. in 2001. The decrease was partially offset by the resolution of uncertainties associated with the sale of our interest in the Iroquois pipeline system in 2001.

INCOME TAXES

     Income tax expense for the quarter and six months ended June 30, 2002, was $14 million and $40 million, resulting in effective tax rates of 37 percent and 36 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

     Income tax benefit for the quarter and six months ended June 30, 2001, was $24 million and $18 million, resulting in effective tax rates of 36 percent for both periods. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 9, which is incorporated herein by reference.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 6, which is incorporated herein by reference.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a.  Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

         *99.A           -- Certification of Chairman of the Board (Principal
                            Executive Officer) pursuant to 18 U.S.C. sec. 1350 as
                            adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of
                            2002.
         *99.B           -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.

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

                                              ANR PIPELINE COMPANY

Date: August 13, 2002                           /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: August 13, 2002                               /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

         *99.A           -- Certification of Chairman of the Board (Principal
                            Executive Officer) pursuant to 18 U.S.C. sec. 1350 as
                            adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of
                            2002.
         *99.B           -- Certification of Chief Financial Officer pursuant to 18
                            U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                            Sarbanes-Oxley Act of 2002.