Form 10-Q
period 2002-09-30
ANR PIPELINE CO
filed 2002-11-14
CIK 65695

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Common Stock, par value $1 per share. Shares outstanding on November 13, 2002: 1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED      NINE MONTHS ENDED
                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                          -------------     --------------------
                                                          2002     2001       2002       2001
                                                          ----     ----     --------   ---------
Operating revenues......................................  $120     $124       $400       $466
                                                          ----     ----       ----       ----
Operating expenses
  Operation and maintenance.............................    67       59        192        239
  Merger-related costs..................................    --        6         --        180
  Depreciation, depletion and amortization..............     9        9         27         27
  Taxes, other than income taxes........................     8        6         22         20
                                                          ----     ----       ----       ----
                                                            84       80        241        466
                                                          ----     ----       ----       ----
Operating income........................................    36       44        159         --
Earnings from unconsolidated affiliates.................     1       --          1          9
Other income (expense)..................................    (1)      (1)         4          3
Non-affiliated interest and debt expense................   (11)     (11)       (31)       (32)
Affiliated interest income, net.........................     1        2          3          4
                                                          ----     ----       ----       ----
Income (loss) before income taxes and extraordinary
  items.................................................    26       34        136        (16)
Income taxes............................................     9       12         49         (6)
                                                          ----     ----       ----       ----
Income (loss) before extraordinary items................    17       22         87        (10)
Extraordinary items, net of income taxes................    --       (1)        --         (2)
                                                          ----     ----       ----       ----
Net income (loss).......................................  $ 17     $ 21       $ 87       $(12)
                                                          ====     ====       ====       ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                  2002               2001
                                                              -------------      ------------
                                           ASSETS

Current assets
  Cash and cash equivalents.................................     $   --             $   --
  Accounts and notes receivable, net
     Customer...............................................         34                 49
     Affiliates.............................................        442                309
     Other..................................................          5                  6
  Materials and supplies....................................         20                 19
  Asset held for sale.......................................         50                 --
  Other.....................................................         --                 22
                                                                 ------             ------
          Total current assets..............................        551                405
                                                                 ------             ------
Property, plant and equipment, at cost......................      3,563              3,562
  Less accumulated depreciation, depletion and
     amortization...........................................      2,185              2,177
                                                                 ------             ------
          Total property, plant and equipment, net..........      1,378              1,385
                                                                 ------             ------
Other assets
  Investment in unconsolidated affiliates...................          3                  3
  Other.....................................................          3                  6
                                                                 ------             ------
                                                                      6                  9
                                                                 ------             ------
          Total assets......................................     $1,935             $1,799
                                                                 ======             ======

                            LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
  Accounts payable
     Trade..................................................     $   20             $   22
     Affiliates.............................................         77                 46
     Other..................................................         40                 45
  Interest payable..........................................         15                  9
  Taxes payable.............................................         77                 53
  Other.....................................................         27                 12
                                                                 ------             ------
          Total current liabilities.........................        256                187
                                                                 ------             ------
Long-term debt..............................................        498                498
                                                                 ------             ------
Other liabilities
  Deferred income taxes.....................................        141                134
  Payable to affiliates.....................................        200                204
  Other.....................................................         57                 80
                                                                 ------             ------
                                                                    398                418
                                                                 ------             ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares at September 30, 2002, and par
     value $100 per share; authorized and issued 1,000
     shares at December 31, 2001............................         --                 --
  Additional paid-in capital................................        468                468
  Retained earnings.........................................        315                228
                                                                 ------             ------
          Total stockholder's equity........................        783                696
                                                                 ------             ------
          Total liabilities and stockholder's equity........     $1,935             $1,799
                                                                 ======             ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                              2002        2001
                                                              -----      ------
Cash flows from operating activities
  Net income (loss).........................................  $ 87       $ (12)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............    27          27
     Deferred income tax expense (benefit)..................     9         (11)
     Undistributed earnings of unconsolidated affiliates....    --          (3)
     Non-cash portion of merger-related costs...............    --         147
     Other..................................................    --          11
  Working capital changes...................................    93         (45)
  Non-working capital changes...............................    (8)         39
                                                              ----       -----
       Net cash provided by operating activities............   208         153
                                                              ----       -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (66)        (56)
  Net proceeds from the sale of investments.................    --          50
  Change in notes receivable from related parties...........  (139)       (117)
  Net proceeds (payments) on the disposal of assets.........    (3)          6
                                                              ----       -----
       Net cash used in investing activities................  (208)       (117)
                                                              ----       -----
Cash flows from financing activities
  Dividends paid............................................    --         (30)
                                                              ----       -----
       Net cash used in financing activities................    --         (30)
                                                              ----       -----
Increase in cash and cash equivalents.......................    --           6
Cash and cash equivalents
  Beginning of period.......................................    --           1
                                                              ----       -----
  End of period.............................................  $ --       $   7
                                                              ====       =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     We prepared the Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2001 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2002, and for the quarters and nine months ended September 30, 2002 and 2001, are unaudited. We derived the balance sheet as of December 31, 2001, from the audited balance sheet filed in our Form 10-K. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature (except for the items discussed in Notes 3 and 4 below), to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

  Asset Impairments

     On January 1, 2002, we adopted Statement of Financial Accounting Standards
(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 changed the accounting requirements related to when an asset qualifies as held for sale or as a discontinued operation and the way in which we evaluate assets for impairment. It also changes accounting for discontinued operations such that we can no longer accrue future operating losses in these operations. We applied SFAS No. 144 in accounting for our sale of the Typhoon offshore natural gas gathering pipeline, which met all of the requirements to be treated as an asset held for sale in the third quarter of 2002. See Note 2 for further information.

2. DIVESTITURES

     In July 2002, El Paso Corporation (El Paso) entered into a letter of intent with El Paso Energy Partners, L.P., an affiliate, to sell our Typhoon offshore natural gas gathering pipeline. The Typhoon pipeline consists of a 35-mile, 20-inch natural gas pipeline that originates on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico and extends to our Patterson system in Eugene Island Block 371. We stopped depreciating the Typhoon asset beginning in July 2002 since this asset qualifies as held for sale. We also reclassified the asset being sold, which has a book value of approximately $50 million, to current assets as of September 30, 2002, since we anticipate that it will be sold by the end of 2002. We do not expect to incur a material gain or loss upon completion of the sale.

3. MERGER-RELATED COSTS

     During the quarter and nine months ended September 30, 2001, we incurred merger-related costs of $6 million and $180 million associated with El Paso's merger with The Coastal Corporation (now known as El Paso CGP Company, and our parent company) as follows:

                                                       QUARTER ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001   SEPTEMBER 30, 2001
                                                     ------------------   ------------------
                                                                  (IN MILLIONS)
Employee costs.....................................         $ 1                  $ 62
Business integration costs.........................          --                    95
Merger-related asset impairments...................           5                    14
Other..............................................          --                     9
                                                            ---                  ----
                                                            $ 6                  $180
                                                            ===                  ====

     Employee costs of $62 million consisted of severance, retention and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full-time positions were eliminated through a combination of early retirements and terminations. Pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and were paid in the first and second quarters of 2001. Our business integration costs of $95 million are primarily associated with relocating our headquarters from Detroit, Michigan, to Houston, Texas, and include lease related costs, write-offs of leasehold improvements, asset impairments and other charges related to combining our operations with El Paso. Merger-related asset impairments relate to several pipeline projects that were discontinued following the merger with El Paso. Other costs include other miscellaneous merger-related charges. These items were expensed as incurred.

4. EXTRAORDINARY ITEMS

     As a result of El Paso's 2001 merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission order, to dispose of its interests in the Stingray pipeline and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. Net proceeds from these sales were approximately $65 million, and we recognized an extraordinary loss of approximately $2 million, net of income taxes, including a third quarter 2001 charge of $1 million to record additional estimated income taxes on these sales.

5. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of gas working interest owners and gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification has been filed and we have filed our response.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2002, we had approximately $2 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to extensive federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2002, we had accrued approximately $26 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our environmental remediation liability as of December 31, 2001 to our liability as of September 30, 2002 (in millions):

Balance as of December 31, 2001.............................  $16
Additions/adjustments for remediation activities(1).........   13
Payments for remediation activities.........................   (1)
Other changes, net..........................................   (2)
                                                              ---
Balance as of September 30, 2002............................  $26
                                                              ===

----------

(1) Additions for remediation activities primarily relate to additional reserve for Michigan Section 201, EPA Superfund costs, polychlorinated biphenyls
    (PCBs), Hydrocarbon, and other environmental-related costs.

     In addition, we expect to make capital expenditures for environmental matters of approximately $39 million in the aggregate for the years 2002 through 2007. These expenditures primarily relate to compliance with clean air regulations. For the fourth quarter of 2002, we estimate that our total expenditures will be approximately $1 million which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have been designated and have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2002, we have estimated our share of the remediation costs at these sites to be approximately $1 million and have accrued for these amounts. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay more than our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities.

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the conference, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power, as well as other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary (like us) and a non-FERC regulated parent must be in writing, and set forth: the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, to be effective immediately, providing guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, the Accounting Release did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on the information we know now and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. It is possible that new information or future developments could require us to reassess our potential exposure related to these matters. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations and on our cash flows in the period the event occurs.

6. RELATED PARTY TRANSACTIONS

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowing from outside sources. As of September 30, 2002 and December 31, 2001, we had advanced $437 million and $299 million. The market rate of interest at September 30, 2002 and December 31, 2001 was 1.8% and 2.1%.

     At September 30, 2002 and December 31, 2001, we had accounts receivable from related parties of $5 million and $10 million. In addition, we had accounts payable to related parties of $77 million and $46 million at September 30, 2002, and December 31, 2001. These balances arose in the normal course of business.

     At September 30, 2002 and December 31, 2001, we had payables to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. Of this amount, $4 million was classified as current at September 30, 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     We are in the process of selling our Typhoon offshore natural gas gathering pipeline to El Paso Energy Partners L.P., a related party. See Note 2 for further discussion. This proposed sale was approved by both El Paso's and El Paso Energy Partners' Boards of Directors which included the approval by El Paso Energy

Partners' special conflicts committee. In addition, El Paso received an opinion from Deutsche Bank stating that the proceeds to be received from El Paso Energy Partners for all of the assets being sold, including our Typhoon pipeline, represent the fair value of the related assets. This transaction is subject to customary regulatory reviews and approvals, as well as the execution of definitive agreements, completing due diligence, and the partnership's ability to successfully obtain financing for the transaction. The closing of this sale is expected to occur by the end of 2002.

7. COMMON STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing our authorized shares of stock to 1,000 shares of common stock, with a par value of $1 per share. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $100 per share.

8. NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

  Accounting for Asset Retirement Obligations

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement requires companies to record a liability for the estimated retirement and removal costs of assets used in their business. The liability is recorded at its fair value, with a corresponding asset which is depreciated over the remaining useful life of the long-lived asset to which the liability relates. An ongoing expense will also be recognized for changes in the value of the liability as a result of the passage of time. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. We are currently assessing and quantifying the asset retirement obligations associated with our long-lived assets. We expect to complete our assessment of these asset retirement obligations and be able to estimate their effect on our financial statements in the fourth quarter of 2002.

  Accounting for Costs Associated with Exit or Disposal Activities

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and you should read it in conjunction with, information disclosed in our 2001 Annual Report on Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.

                              RECENT DEVELOPMENTS

     Since the fourth quarter of 2001, a number of recent developments in our business and industry have impacted our operations and liquidity. These have included:

     - The bankruptcy of Enron Corp. and the resulting decline in the energy trading industry; and

     - The modification of credit standards by the rating agencies.

     Credit rating agencies have recently re-evaluated the credit ratings of companies involved in energy trading activities, which included our indirect parent and our affiliates. The recent developments referenced above, as well as the Administrative Law Judge's decision dated September 23, 2002 in the FERC proceeding entitled Public Utilities Commission of the State of California v. El Paso Natural Gas Company, et al., appear to have influenced both Moody's and Standard & Poor's in downgrading our parent's credit rating, and it remains on negative credit watch by both. Our senior unsecured debt was downgraded from Baa1 to Baa2 by Moody's and from BBB+ to BBB by Standard & Poor's and we remain on a negative credit watch by both rating agencies.

     While these developments do not have an immediate impact on our financial position or results of operations, a further downgrade of our debt securities could result in higher cash requirements to conduct our operations (through cash collateral requirements). If this were to occur, we would have less cash available to use for capital expenditures and other purposes, although we do believe we would have sufficient operating resources to fund our ongoing operating activities.

     In addition, as a result of the rating agencies' downgrading the credit rating of several members of the energy sector, including energy trading companies, and placing them on negative credit watch, the credit-worthiness of these companies has been questioned. We have taken actions to mitigate our exposure by requesting these companies to provide us with a letter of credit or prepayments as permitted by our tariff. Our tariff permits us to request additional credit assurance from our shippers equal to the cost of performing transportation services for a three month period. If these companies file for Chapter 11 bankruptcy protection and our contracts are not assumed by other counterparties, or if the capacity is unavailable for resale, it could have a material adverse effect on our financial position, operating results or cash flows.

                             RESULTS OF OPERATIONS

     Our business consists of interstate natural gas transmission and gas storage operations. Our interstate natural gas transmission system faces varying degrees of competition from other pipelines, as well as alternate energy sources, such as electricity, hydroelectric power, coal and fuel oil. We are regulated by the Federal Energy Regulatory Commission. The FERC sets the rates we can recover from our customers. These rates are generally a function of our costs of providing services to our customers, as well as a return on our invested capital. As a result, our results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices, regulatory actions and the credit-worthiness of our customers. In addition, our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant extension or expiration dates. While we make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariffs, some of our contracts are discounted to meet competition.

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated investments, gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and extraordinary items. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow. Below are the operating results and an analysis of these results for the periods ended September 30:

                                                                             NINE MONTHS
                                                        QUARTER ENDED           ENDED
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                       ----------------    ----------------
                                                        2002      2001      2002      2001
                                                       ------    ------    ------    ------
                                                       (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues...................................  $  120    $  124    $  400    $  466
Operating expenses...................................     (84)      (80)     (241)     (466)
Other income (expense), net..........................      --        (1)        5        12
                                                       ------    ------    ------    ------
          EBIT.......................................  $   36    $   43    $  164    $   12
                                                       ======    ======    ======    ======
Throughput volumes (BBtu/d)(1).......................   3,746     3,655     3,710     3,789
                                                       ======    ======    ======    ======

----------

(1) BBtu/d means billion British thermal units per day.

  Third Quarter 2002 Compared to Third Quarter 2001

     Operating revenues for the quarter ended September 30, 2002, were $4 million lower than the same period in 2001. The decrease was primarily due to lower transportation revenues of $2 million from lower summer capacity sold under short-term contracts and $1 million from lower realized prices on resales of natural gas purchased from the Dakota gasification facility.

     Operating expenses for the quarter ended September 30, 2002, were $4 million higher than the same period in 2001 primarily as a result of an $8 million change in estimate of our environmental remediation liabilities recorded in 2001. Also contributing to the increase were additional 2002 accruals of $2 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of our facilities and higher corporate overhead allocations of $2 million in the third quarter of 2002. These increases were partially offset by merger-related costs of $6 million incurred in 2001 primarily associated with asset impairments, $2 million from lower benefit costs and $1 million from lower prices on natural gas purchased at the Dakota gasification facility. For a discussion of our merger-related costs, see Item 1, Financial Statements, Note 3.

 Nine Months Ended 2002 Compared to Nine Months Ended 2001

     Operating revenues for the nine months ended September 30, 2002, were $66 million lower than the same period in 2001. The decrease was primarily due to sales of excess natural gas in 2001 of $25 million that did not recur in 2002 and $23 million from lower realized prices in 2002 on resales of natural gas purchased from the Dakota gasification facility. Also contributing to the decrease were lower transportation revenues of $9 million primarily due to milder winter weather in 2002 and increased levels of discounting as older contracts, that were initially established at or near the maximum FERC-approved rates, terminated or rolled over and the capacity was recontracted at lower rates.

     Operating expenses for the nine months ended September 30, 2002, were $225 million lower than the same period in 2001 primarily as a result of merger-related costs of $180 million incurred in 2001 associated with relocating our headquarters from Detroit, Michigan to Houston, Texas, asset impairments, costs for employee benefits, severance, retention and transition charges. Also contributing to the decrease were $23 million from lower prices on natural gas purchased at the Dakota gasification facility, $18 million from lower benefit costs and lower operating expenses due to cost efficiencies following El Paso's merger with Coastal and a change in estimate of $11 million recorded in 2001 primarily for additional environmental remediation liabilities. These decreases were partially offset by additional 2002 accruals of $13 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Other income for the nine months ended September 30, 2002, was $7 million lower than the same period in 2001 primarily as a result of lower equity earnings as a result of our sale of our equity investments in Deepwater Holdings Inc. and Iroquois pipeline in 2001.

 Negotiation of Agreements

     On October 30, 2002, we and our largest customer, We Energies, announced that we had renegotiated multiple firm transportation, storage and related natural gas service agreements, totaling 866,500 dekatherms per day of service starting in 2003 under contracts of various terms extending to 2010. A number of these contracts were discounted. The Public Service Commission of Wisconsin and the FERC approved the agreements.

INCOME TAXES

     Income tax expense for the quarter and nine months ended September 30, 2002, was $9 million and $49 million, resulting in effective tax rates of 35 percent and 36 percent. Income tax expense for the quarter and income tax benefit for the nine months ended September 30, 2001, was $12 million and $6 million, resulting in effective tax rates of 35 percent and 38 percent. Our effective tax rates were different than the statutory rate of 35 percent in all periods primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 5, which is incorporated herein by reference.

                 NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

     See Item 1, Financial Statements, Note 8, which is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     The principal executive officer and principal financial officer certifications required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report on Form 10-Q, as appropriate.

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

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.

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

                                              ANR PIPELINE COMPANY

Date: November 13, 2002                         /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: November 13, 2002                             /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ANR Pipeline Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                                   ANR Pipeline Company

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of ANR Pipeline Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 13, 2002

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                                   ANR Pipeline Company

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 *99.A          Certification of Chief Executive Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.
 *99.B          Certification of Chief Financial Officer pursuant to 18
                U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                Sarbanes-Oxley Act of 2002.