Form 10-K
period 2002-12-31
ANR PIPELINE CO
filed 2003-03-28
CIK 65695

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                        TELEPHONE NUMBER: (713) 420-2600

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES
OF THE REGISTRANT:                             .............................NONE

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     Common Stock, par value $1 per share. Shares outstanding on March 27, 2003:
1,000

     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                   CAPTION
                                   -------
                                                                         PAGE
                                                                         ----

                                   PART I

Item 1.   Business....................................................     1
Item 2.   Properties..................................................     4
Item 3.   Legal Proceedings...........................................     4
Item 4.   Submission of Matters to a Vote of Security Holders.........     *

                                   PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................     4
Item 6.   Selected Financial Data.....................................     *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     5
          Risk Factors and Cautionary Statement for purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................    10
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    16
Item 8.   Financial Statements and Supplementary Data.................    17
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    38

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........     *
Item 11.  Executive Compensation......................................     *
Item 12.  Security Ownership of Management............................     *
Item 13.  Certain Relationships and Related Transactions..............     *
Item 14.  Controls and Procedures.....................................    38

                                   PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    39
          Signatures..................................................    41
          Certifications..............................................    42

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

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1945. In January 2001, we became an indirect wholly owned subsidiary of El Paso Corporation (El Paso) through the merger of an El Paso subsidiary with El Paso CGP Company (El Paso
CGP), formerly The Coastal Corporation (Coastal). We are involved in the transportation, storage and gathering of natural gas and related services. We conduct our business activities through our natural gas pipeline system and our storage facilities, each of which is discussed below.

     The Pipeline System. Our system consists of approximately 10,600 miles of pipeline with a design capacity of approximately 6,450 MMcf/d. During 2002, 2001 and 2000, our average throughput was 3,691 BBtu/d, 3,776 BBtu/d and 3,807 BBtu/d. Our two interconnected, large-diameter multiple pipeline systems transport natural gas from natural gas producing fields in Louisiana, Oklahoma, Texas and the Gulf of Mexico to markets in the midwestern and northeastern regions of the U.S., including the metropolitan areas of Chicago, Detroit and Milwaukee. Our pipeline system connects with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets served by these pipelines, including pipelines owned by Alliance Pipeline L.P., Vector Pipeline L.P., Guardian Pipeline LLC, Viking Gas Transmission Company, Midwestern Gas Transmission, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Great Lakes Gas Transmission Limited Partnership, and Northern Natural Gas Company.

     In addition to our existing systems and facility, the following project was approved by the Federal Energy Regulatory Commission (FERC):

                                                                                              ANTICIPATED
PROJECT            CAPACITY                           DESCRIPTION                           COMPLETION DATE
-------            --------                           -----------                           ---------------
                   (MMCF/D)
Westleg Wisconsin    218      To increase capacity of our existing system by looping the     November 2004
  Expansion                   Madison lateral and by enlarging the Beloit lateral through abandonment and replacement

     Storage Facilities. As of December 31, 2002, we owned or contracted for approximately 207 Bcf of underground natural gas storage capacity which included the contracted rights for 81 Bcf of natural gas storage capacity, of which 46 Bcf is provided by Blue Lake Gas Storage Company and 35 Bcf is provided by ANR Storage Company, both of which are our affiliates. The maximum daily delivery capacity of our underground natural gas storage is approximately 3 Bcf.

     Under our tariff structure, customers pay us on the basis of stated rates for transportation, storage and related services (transportation services). Approximately 92 percent of our transportation services revenue is attributed to a capacity reservation, or demand charge, paid by firm customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 8 percent of our transportation services revenue is attributed to charges based solely on the volumes of natural gas actually transported or stored on our pipeline system.

                             REGULATORY ENVIRONMENT

     Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline and storage facilities operate under FERC-approved tariffs that establish rates, terms and conditions for services to their customers. Generally, the FERC's authority extends to:

     - rates and charges for natural gas transportation, storage and related services;

     - certification and construction of new facilities;

     - extension or abandonment of services and facilities;

     - maintenance of accounts and records;

     - relationships between pipeline and marketing affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Consequently, our results have historically been relatively stable. However, our results can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has ongoing inspection programs designed to keep our system in compliance with environmental and pipeline safety requirements. We believe that our system is in material compliance with the applicable requirements.

     We are also subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facility by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

     A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We have approximately 238 firm and interruptible customers, including local distribution companies, industrial customers, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. We have approximately 643 firm contracts with remaining terms that extend from one month to 22 years, and with a weighted average remaining contract term of approximately four years. Approximately 98 percent of our total capacity is subscribed under firm agreements. We do not own most of the natural gas that we transport or store and accordingly do not assume natural gas commodity price risk related to such gas.

     The significant customer we served in 2002 was We Energies, with capacity of 1,138 BBtu/d under contracts that expire in 2003 through 2010. Also, Wisconsin Gas, which operates under the name We Energies, is a sponsor of the Guardian Pipeline, which was placed in service in December 2002. Guardian will directly compete for a portion of the markets served by our expiring capacity.

     Our interstate natural gas transmission system and natural gas storage business face varying degrees of competition from other pipelines, as well as from alternative energy sources such as electricity, coal and fuel oil. We compete with other interstate and intrastate pipelines for deliveries to customers who can take deliveries at multiple connection points. We also compete with other pipelines and local distribution companies to deliver increased quantities of natural gas to our market area. In addition, we compete with pipelines and gathering systems for connection to new supply sources.

     Electric power generation is one of the fastest growing demand sectors of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation benefits the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased generation efficiency and more effective use of surplus electric capacity as a result of open market access.

     In response to changing market conditions, we have shifted from a traditional dependence solely on long-term contracts to an approach that balances short-term and long-term commitments. The shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new markets in power plants.

     Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contract terms at fully subscribed quantities and at maximum rates allowed under our tariff, we must, at times, discount our contracts to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 8, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 26, 2003, we had approximately 390 full-time employees, none of whom is subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

     A description of our properties is included in Item 1, Business, and is incorporated herein by reference.

     We believe that we have satisfactory title to the properties owned and used in our businesses, subject to liens for taxes not yet payable, liens incident to minor encumbrances, liens for credit arrangements and easements and restrictions that do not materially detract from the value of these properties, our interests in these properties, or the use of these properties in our businesses. We believe that our properties are adequate and suitable for the conduct of our business in the future.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by American Natural Resources Company, and accordingly, there is no public trading market for our stock. American Natural Resources Company is an indirect subsidiary of El Paso CGP. On January 29, 2001, El Paso CGP became a wholly owned subsidiary of El Paso.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. We paid cash dividends of $30 million to our parent in 2001. No common stock dividends were declared or paid in 2002.

     In February 2003, we declared and distributed a $400 million dividend of affiliated receivables to our parent.

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

                                    GENERAL

     Our business consists of interstate natural gas transportation, storage, gathering and related services. Our interstate natural gas transmission system and natural gas storage business face varying degrees of competition from other pipelines, as well as from alternate energy sources, such as electricity, coal and fuel oil. We are regulated by the FERC. The FERC regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend existing customer contracts or re-market expiring contracted capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We make every attempt to negotiate contract terms at fully-subscribed quantities and at maximum rates allowed under our tariff; however, many of our contracts are discounted to meet competition.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as operating income, adjusted for equity earnings from unconsolidated affiliates, gains and losses on sales of assets and other miscellaneous non-operating items. Items that are not included in this measure are financing costs, including interest and debt expense, affiliated interest income, income taxes and extraordinary items. Below is a reconciliation of our operating results to EBIT and to income
(loss) before extraordinary items for the year ended December 31:

                                                                2002         2001
                                                              --------     --------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $ 544        $ 613
Operating expenses..........................................    (323)        (726)
                                                               -----        -----
       Operating income (loss)..............................     221         (113)
                                                               -----        -----
Earnings from unconsolidated affiliates.....................       1           12
Net gain (loss) on sale of assets...........................      (1)          13
Other income................................................       7            4
                                                               -----        -----
       Other................................................       7           29
                                                               -----        -----
          EBIT..............................................     228          (84)
Interest and debt expense...................................     (41)         (41)
Affiliated interest income, net.............................       3            5
Income taxes................................................     (70)          46
                                                               -----        -----
     Income (loss) before extraordinary items...............   $ 120        $ (74)
                                                               =====        =====
Throughput volumes (BBtu/d).................................   3,691        3,776
                                                               =====        =====

     We believe EBIT is a useful measurement for our investors because it provides information that can be used to evaluate the effectiveness of our businesses and investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes, neither of which are directly relevant to the efficiency of those operations. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating cash flow.

OPERATING RESULTS (EBIT)

     Operating revenues for the year ended December 31, 2002, were $69 million lower than in 2001. The decrease was primarily due to sales of excess natural gas in 2001 of $25 million that did not recur in 2002 and $19 million from lower realized prices in 2002 on the resale of natural gas purchased from the Dakota gasification facility. Also contributing to the decrease were lower transportation revenues of $16 million primarily due to milder winter weather in 2002 and increased levels of discounting as older contracts, that were initially established at or near the maximum FERC-approved rates, terminated or rolled over and the capacity was recontracted at lower rates.

     Operating expenses for the year ended December 31, 2002, were $403 million lower than in 2001 primarily as a result of merger-related costs of $359 million incurred in 2001 associated with relocating our headquarters from Detroit, Michigan to Houston, Texas, asset impairments, costs for employee benefits, severance, retention and transition charges, all related to our former parent company's merger with El Paso. For a further discussion of these charges, see
Item 8, Financial Statements and Supplementary Data, Note 3. Also contributing to the decrease in operating expenses in 2002 were $19 million from lower prices on natural gas purchased at the Dakota gasification facility and $20 million from lower benefit costs and lower operating expenses due to cost efficiencies following the merger with El Paso. These decreases were partially offset by higher 2002 accruals of $5 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Other income for the year ended December 31, 2002, was $22 million lower than in 2001 primarily as a result of a $13 million net gain on the sale of Deepwater Holdings Inc. in 2001 and lower equity earnings of $6 million from Deepwater Holdings, as well as $3 million from our investment in Iroquois pipeline which was also sold in 2001.

REVENUE OUTLOOK

     Our business is primarily driven by contracts with shippers transporting or storing natural gas on our pipeline system. Our tariff structure, which is regulated by the FERC, requires shippers to pay us on the basis of stated transportation and storage rates. Under our tariff structure, approximately 92 percent of our transportation services revenue is attributed to a capacity reservation, or demand charge, paid by firm customers. These firm customers are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport or store on our pipeline system, for the term of their contracts. As these contracts expire, our revenue varies depending on the rates at which they are renewed. During 2002, the renewal rates for contracts with our customers declined as a result of increased competition, causing our revenue to decrease. We expect this trend to continue in the foreseeable future based on the current market environment for our pipeline system.

     On October 30, 2002, we announced that we had renegotiated multiple firm transportation, storage and related natural gas service agreements, totaling 867 BBtu/d of service starting in 2003 under contracts of various terms extending to 2010, with Wisconsin Gas Company and Wisconsin Electric Power Company, which both operate under the name We Energies and constitute our largest customer. A number of these contracts were discounted. The Public Service Commission of Wisconsin and the FERC approved the agreements.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the year ended December 31, 2002, was $2 million lower than 2001. The decrease was due to lower short-term interest rates on advances to El Paso under our cash management program in 2002 partially offset by higher average advances. The average short-term interest rate decreased from 4.3% in 2001 to 1.8% in 2002, and the average advances to affiliates participating in our cash management program were $196 million in 2002 versus $118 million in 2001.

INCOME TAXES

     Income tax expense for the year ended December 31, 2002, was $70 million and the income tax benefit for the year ended December 31, 2001, was $46 million, resulting in effective tax rates of 37 percent and 38 percent. Our effective tax rates differed from the statutory rate of 35 percent in both periods primarily due to the impact of state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 4.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs are provided by cash flows from operating activities and the use of a cash management program with our parent company, El Paso. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances to our parent as investing activities in our statement of cash flows. As of December 31, 2002, we had a cumulative net receivable from El Paso and its affiliates of $414 million as a result of this program. These receivables are due upon demand; however, as of December 31, 2002 we classified this amount as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities and cash provided by El Paso's cash management program will be adequate to meet our short-term capital requirements for existing operations. Our cash flows for the years ended December 31 were as follows:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Cash flows from operating activities........................  $ 165   $ 169
Cash flows from investing activities........................   (179)   (140)
Cash flows from financing activities........................     14     (30)

     In a series of credit rating agency actions in late 2002 and early 2003, and contemporaneously with the downgrades of the senior unsecured indebtedness of our parent company, El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's and B+ by Standard & Poor's and we remain on negative outlook by both agencies. These downgrades will increase our cost of capital and could impede our access to capital markets in the future.

     In August 2002, the FERC issued a notice of proposed rulemaking requiring, among other things, that FERC regulated entities participating in cash management arrangements with non-FERC regulated parents maintain a minimum proprietary capital balance of 30 percent, and that the FERC regulated entity and its parent maintain investment grade credit ratings as a condition to participating in the cash management program. If this proposal were adopted, our cash management program with El Paso could terminate, which could affect our liquidity. We cannot predict the outcome of this rulemaking at this time.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $ 77    $ 60
Expansion/Other.............................................    36      51
                                                              ----    ----
     Total..................................................  $113    $111
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $83 million and $97 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipeline and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $40 million and $63 million in each of the next three years to expand the capacity and services of our pipeline system. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and by retaining a portion of the proceeds from a 2003 debt offering discussed below.

DEBT

     The following table shows our total long-term debt as of December 31, 2002 (in millions):

Long-term debt:
  9.625% Debentures due 2021................................     $300
  7.375% Debentures due 2024................................      125
  7.00% Debentures due 2025.................................       75
  13.75% Note due 2010......................................       13
                                                                 ----
                                                                  513
  Less: Unamortized discount................................        2
                                                                 ----
     Total long-term debt...................................     $511
                                                                 ====

     The holders of the $75 million 7.00% debentures due 2025, maintain the option to require us to redeem their debentures at par value in 2005. In the fourth quarter of 2002, we incurred approximately $13 million of debt due 2010 pursuant to our assumption of El Paso CNG Company's, our affiliate, loan with The Variable Annuity Life Insurance Company.

                                 RECENT EVENTS

     In March 2003, we issued $300 million of unsecured senior notes that had a rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off affiliated payables of $263 million. The remaining net proceeds of $25 million were retained for capital expenditure requirements. Annually, we expect the offering to increase our interest expense by $27 million.

     On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of our issuance of these notes. The letter requested that El Paso explain how it intended to use the proceeds from the offering and if the notes will be included in our capital structure for ratemaking purposes. The response to the letter was filed on March 12, 2003, and we fully responded to the request.

     Contemporaneously with the issuance of our senior unsecured notes in March 2003, our parent contributed to us its wholly owned subsidiary El Paso Great Lakes, Inc. El Paso Great Lakes' principal asset consists of its effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership and Great Lakes Gas Transmission Company. During the years ended December 31, 2002 and 2001, earnings on El Paso's Great Lakes investment were $63 million and $55 million and cash distributions were $48 million and $47 million.

     Further discussion regarding the transactions are included in Item 8, Financial Statements and Supplementary Data, Note 9 -- Capital Stock, Note
13 -- Transactions with Related Parties and Note 14 -- Contribution of El Paso Great Lakes.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 8, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

     In July 2002, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

ACCOUNTING FOR GUARANTEES

     In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

    RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR"
       PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission (SEC) from time to time and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is primarily the transportation, storage and gathering of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current transportation services revenues, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources;

     - price competition;

     - drilling activity and supply availability;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of customer base;

     - increased cost of capital; and

     - natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under transportation services contracts which expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariff, and a number of our existing long-term contracts that come up for renewal in 2003 will be renegotiated at rates below their current rates. For a further discussion of these matters, see Part I, Item 1, Business -- Markets and Competition.

     In particular, our ability to extend and/or replace transportation services contracts could be adversely affected by factors we cannot control, including:

     - the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contacts expire;

     - reduced demand and market conditions;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

WE FACE COMPETITION THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     In our principal market areas of Wisconsin, Michigan, Illinois, Ohio and Indiana, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. In the northeastern markets, we compete with other interstate pipelines serving electric generation and local distribution companies. An affiliate of Wisconsin Gas Company and Wisconsin Electric Power Company, which together operate under the name We Energies and constitute our largest customer, also holds an ownership interest in the Guardian Pipeline, which was placed into service in late 2002 and directly competes for a portion of the markets served by our expiring capacity. Wisconsin Gas is the largest capacity holder on the Guardian Pipeline. An affiliate of another of our other significant customers, Michigan Consolidated Gas Company, holds a partial ownership interest in Vector Pipeline L.P. which commenced operations in December 2000 and also competes directly with us. If we are unable to compete effectively with these and other energy enterprises, our future profitability may be negatively impacted. Even if we do compete effectively with these and other energy enterprises, we may discount our rates more than currently anticipated to retain committed transportation services volumes or to re-contract released volumes as our existing contracts expire, which could adversely affect our revenues and results of operations.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, especially Canada, our ability to compete with other transporters may be negatively impacted. Revenues generated by our transportation services contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in loss of load from our customers, such as power companies not dispatching gas fired power plants, industrial plant shut down or load loss to competitive fuels and local distribution companies' loss of customer base due to conversion from natural gas. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. Fluctuations in energy prices are caused by a number of factors, including:

     - regional, domestic and international supply and demand;

     - availability and adequacy of transportation facilities;

     - energy legislation;

     - federal and state taxes, if any, on the transportation and storage of natural gas;

     - abundance of supplies of alternative energy sources; and

     - political unrest among oil-producing countries.

THE AGENCIES THAT REGULATE US AND OUR CUSTOMERS AFFECT OUR PROFITABILITY.

     Our pipeline business is regulated by the FERC, the U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by those agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.

     Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

COSTS OF ENVIRONMENTAL LIABILITIES, REGULATIONS AND LITIGATION COULD EXCEED OUR ESTIMATES.

     Our operations are subject to various environmental laws and regulations. These laws and regulations obligate us to install and maintain pollution controls and to clean up various sites at which regulated materials may have been disposed of or released. We are also party to legal proceedings involving environmental matters pending in various courts and agencies.

     It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

     - the uncertainties in estimating clean up costs;

     - the discovery of new sites or information;

     - the uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties;

     - the nature of environmental laws and regulations; and

     - the possible introduction of future environmental laws and regulations.

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties. For additional information, see Part II, Item 8, Financial Statements and Supplementary Data,
Note 8.

OUR OPERATIONS ARE SUBJECT TO OPERATIONAL HAZARDS AND UNINSURED RISKS.

     Our operations are subject to the inherent risks normally associated with those operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages to persons and property. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.

     While we maintain insurance against many of these risks, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

TERRORIST ATTACKS AIMED AT OUR FACILITIES COULD ADVERSELY AFFECT OUR BUSINESS.

     On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scale. Since the September 11th attacks, the U.S. government has issued warnings that energy assets, including our nation's pipeline infrastructure, may be a future target of terrorist organizations. These developments have subjected our operations to increased risks. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

                 RISKS RELATED TO OUR AFFILIATION WITH EL PASO

     El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference herein.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The outstanding senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's and B by Standard & Poor's (with a negative outlook at both agencies), which in turn resulted in a similar downgrading of our outstanding senior unsecured indebtedness to B1 by Moody's and B+ by Standard & Poor's (with a negative outlook at both agencies). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity, which demands have included:

     - application of cash required to be withheld from El Paso's cash management program in order to redeem preferred membership interests at one of El Paso's minority interest financing structures; and

     - cash collateral or margin requirements associated with contractual commitments of El Paso subsidiaries.

These downgrades may subject El Paso to additional liquidity demands in the future. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     In order to meet its short term liquidity needs, El Paso has embarked on its 2003 Operational and Financial Plan that contemplates drawing all or part of its availability under its existing bank facilities and consummating significant asset sales. In addition, El Paso may take additional steps, such as entering into other financing activities, renegotiating its credit facilities and further reducing capital expenditures, which should provide additional liquidity. There can be no assurance that these actions will be consummated on favorable terms, if at all, or even if consummated, that such actions will be successful in satisfying El Paso's liquidity needs. In the event that El Paso's liquidity needs are not satisfied, El Paso could be forced to seek protection from its creditors in bankruptcy. Such a development could materially adversely affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2002, we have net receivables of approximately $417 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Part II, Item 8, Financial Statements and Supplementary Data, Note 13.

WE COULD BE SUBSTANTIVELY CONSOLIDATED WITH EL PASO IF EL PASO WERE FORCED TO SEEK PROTECTION FROM ITS CREDITORS IN BANKRUPTCY.

     If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities' assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.

ONGOING LITIGATION AND INVESTIGATIONS REGARDING EL PASO COULD SIGNIFICANTLY ADVERSELY AFFECT OUR BUSINESS.

     On March 20, 2003, El Paso entered into an agreement in principle (the Western Energy Settlement) with various public and private claimants, including the states of California, Washington, Oregon, and Nevada, to resolve the principal litigation, claims, and regulatory proceedings against El Paso and its subsidiaries relating to the sale or delivery of natural gas and electricity from September 1996 to the date of the Western Energy Settlement. A more detailed description of the Western Energy Settlement can be found in El Paso's reports filed with the SEC. If El Paso is unable to negotiate definitive settlement agreements, or if the settlement is not approved by the courts or the FERC, the proceedings and litigation will continue.

     Since July 2002, twelve purported shareholder class action suits alleging violations of federal securities laws have been filed against El Paso and several of its officers. Eleven of these suits are now consolidated in federal court in Houston before a single judge. The suits generally challenge the accuracy or completeness of press releases and other public statements made during 2001 and 2002. The twelfth shareholder class action lawsuit was filed in federal court in New York City in October 2002 challenging the accuracy or completeness of El Paso's February 27, 2002 prospectus for an equity offering that was completed on June 21, 2002. It has since been dismissed, in light of similar claims being asserted in the consolidates suits in Houston. Four shareholder derivative actions have also been filed. One shareholder derivative lawsuit was filed in federal court in Houston in August 2002. This derivative action generally alleges the same claims as those made in the shareholder class action, has been consolidated with the shareholder class actions pending in Houston and has been stayed. A second shareholder derivative lawsuit was filed in Delaware State Court in October 2002 and generally alleges the same claims as those made in the consolidated shareholder class action lawsuit. A third shareholder derivative suit was filed in state court in Houston in March 2002, and a fourth shareholder derivative suit was filed in state court in Houston in November 2002. The third and fourth shareholder derivative suits both generally allege that manipulation of California gas supply and gas prices exposed El Paso to claims of antitrust conspiracy, FERC penalties and erosion of share value. At this time, El Paso's legal exposure related to these lawsuits and claims is not determinable.

     Another action was filed against El Paso in December 2002, on behalf of participants in El Paso's 401(k) plan.

     If El Paso does not prevail in these cases (or any of the other litigation, administrative or regulatory matters disclosed in El Paso's 2002 Form 10-K to which El Paso is, or may be, a party), and if the remedy adopted in these cases substantially impairs El Paso's financial position, the long-term adverse impact on El Paso's credit rating, liquidity and its ability to raise capital to meet its ongoing and future investing and financing needs could be substantial. Such a negative impact on El Paso could have a material adverse effect on us as well.

THE PROXY CONTEST INITIATED BY SELIM ZILKHA TO REPLACE EL PASO'S BOARD OF DIRECTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON US.

     On February 18, 2003, Selim Zilkha, a stockholder of El Paso, announced his intention to initiate a proxy solicitation to replace El Paso's entire board of directors with his own nominees and on March 11, 2003, Mr. Zilkha filed his preliminary proxy statement to that effect with the SEC. This proxy contest may be highly disruptive and may negatively impact El Paso's ability to achieve the stated objectives of its 2003 Operational and Financial Plan. In addition, El Paso may have difficulty attracting and retaining key personnel until such proxy contest is resolved. Therefore, this proxy contest, whether or not successful, could have a material adverse effect on El Paso's liquidity and financial condition, which, in turn, could adversely affect our liquidity and financial position.

WE ARE A WHOLLY OWNED SUBSIDIARY OF AMERICAN NATURAL RESOURCES COMPANY, AN INDIRECT SUBSIDIARY OF EL PASO.

     El Paso has substantial control over:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations;

     - our acquisitions or dispositions of assets; and

     - our participation in El Paso's cash management program.

     El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.

                      RISKS RELATED TO OUR LONG-TERM DEBT

OUR SUBSTANTIAL LONG-TERM DEBT COULD IMPAIR OUR FINANCIAL CONDITION AND OUR ABILITY TO FULFILL OUR DEBT OBLIGATIONS.

     We have substantial long-term debt. As of March 5, 2003, we had total long-term debt of approximately $807 million, all of which was senior unsecured long-term indebtedness.

     Our substantial long-term debt could have important consequences. For example, it could:

     - make it more difficult for us to satisfy our obligations with respect to our long-term debt, which could in turn result in an event of default on any or all of such long-term debt;

     - impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - diminish our ability to withstand a downturn in our business or the economy generally;

     - require us to dedicate a substantial portion of our cash flow from operations to debt service payments, thereby reducing the availability of cash for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes;

     - limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

     - place us at a competitive disadvantage compared to our competitors that have proportionately less debt.

     If we are unable to meet our debt service obligations, we could be forced to restructure or refinance our long-term debt, seek additional equity capital or sell assets. We may be unable to obtain financing or sell assets on satisfactory terms, or at all.

     Covenants applicable to our long-term debt allow us to incur significant amounts of additional indebtedness. Our incurrence of significant additional indebtedness would exacerbate the negative consequences mentioned above, and could adversely affect our ability to repay our long-term debt.

SOME OF OUR LONG-TERM DEBT IS SUBJECT TO CROSS-ACCELERATION PROVISIONS.

     It is an event of default in the indentures governing certain issues of our long-term debt if any of our other indebtedness is accelerated and the outstanding principal amount of such accelerated indebtedness exceeds a specified threshold, which in the case of the notes we issued in March 2003 is $25 million and in the case of our other long-term debt is $5 million. If this were to occur, these issues of our long-term debt would be subject to possible acceleration and we may not be able to repay all such long-term debt upon such acceleration.

OUR LONG-TERM DEBT IS EFFECTIVELY SUBORDINATED TO LIABILITIES AND INDEBTEDNESS OF OUR SUBSIDIARIES.

     Our long-term debt is not guaranteed by our subsidiaries and our subsidiaries are not prohibited under our indentures from incurring additional indebtedness. As a result, holders of our long-term debt will be effectively subordinated to claims of third party creditors, including holders of indebtedness, of these subsidiaries. Claims of those other creditors, including trade creditors, secured creditors, governmental authorities, and holders of indebtedness or guarantees issued by the subsidiaries, will generally have priority as to the assets of the subsidiaries over claims by the holders of our long-term debt. As a result, rights of payment of holders of our indebtedness, including the holders of our long-term debt, will be effectively subordinated to all those claims of creditors of our subsidiaries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average interest rates of our interest bearing securities, by expected maturity dates, and the fair value of those securities. As of December 31, 2002, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                                                       DECEMBER 31,
                                                      DECEMBER 31, 2002                    2001
                                            --------------------------------------   ----------------
                                             EXPECTED FISCAL YEAR OF MATURITY OF
                                                       CARRYING AMOUNTS
                                            --------------------------------------
                                                                             FAIR    CARRYING   FAIR
                                            2003-2007   THEREAFTER   TOTAL   VALUE   AMOUNTS    VALUE
                                            ---------   ----------   -----   -----   --------   -----
                                                              (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt, including current
     portion -- fixed rate(1).............    $  --        $511      $511    $466      $498     $537
       Average interest rate..............                  8.8%

---------------
(1) Holders of $75 million of our long-term debt have the option to redeem these securities in 2005 at par value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ANR PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2002     2001      2000
                                                              ------   -------   ------
Operating revenues..........................................   $544     $ 613     $621
                                                               ----     -----     ----
Operating expenses
  Operation and maintenance.................................    259       304      341
  Merger-related costs and asset impairment charges.........     --       359       --
  Depreciation, depletion and amortization..................     36        35       39
  Taxes, other than income taxes............................     28        28       17
                                                               ----     -----     ----
                                                                323       726      397
                                                               ----     -----     ----
Operating income (loss).....................................    221      (113)     224
Earnings from unconsolidated affiliates.....................      1        12       13
Net gain (loss) on sale of assets...........................     (1)       13       --
Other income................................................      7         4       16
Interest and debt expense...................................    (41)      (41)     (42)
Affiliated interest income, net.............................      3         5        4
                                                               ----     -----     ----
Income (loss) before income taxes and extraordinary items...    190      (120)     215
Income taxes................................................     70       (46)      76
                                                               ----     -----     ----
Income (loss) before extraordinary items....................    120       (74)     139
Extraordinary items, net of income taxes....................     --        (2)      --
                                                               ----     -----     ----
Net income (loss)...........................................   $120     $ (76)    $139
                                                               ====     =====     ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
                                   ASSETS
Current assets
  Cash and cash equivalents.................................  $   --   $   --
  Accounts and notes receivable
     Customer, net of allowance of $2 in 2002 and $3 in
      2001..................................................      39       46
     Affiliates.............................................      13      312
     Other..................................................       5        6
  Materials and supplies....................................      23       19
  Other.....................................................       8       22
                                                              ------   ------
          Total current assets..............................      88      405
                                                              ------   ------
Property, plant and equipment, at cost......................   3,599    3,562
Less accumulated depreciation, depletion and amortization...   2,192    2,177
                                                              ------   ------
          Total property, plant and equipment, net..........   1,407    1,385
                                                              ------   ------
Other assets
  Notes receivable from affiliates..........................     414       --
  Other.....................................................      11        9
                                                              ------   ------
                                                                 425        9
                                                              ------   ------
          Total assets......................................  $1,920   $1,799
                                                              ======   ======
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   28   $   20
     Affiliates.............................................      10       48
     Other..................................................      38       45
  Interest payable..........................................       9        9
  Taxes payable.............................................      45       53
  Other payable to affiliate................................       8       --
  Other.....................................................      21       12
                                                              ------   ------
          Total current liabilities.........................     159      187
                                                              ------   ------
Long-term debt..............................................     511      498
                                                              ------   ------
Other liabilities
  Deferred income taxes.....................................     185      134
  Payable to affiliates.....................................     196      204
  Other.....................................................      52       80
                                                              ------   ------
                                                                 433      418
                                                              ------   ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares at December 31, 2002, and par value
     $100 per share; authorized and issued 1,000 shares at
     December 31, 2001......................................      --       --
  Additional paid-in capital................................     469      468
  Retained earnings.........................................     348      228
                                                              ------   ------
          Total stockholder's equity........................     817      696
                                                              ------   ------
          Total liabilities and stockholder's equity........  $1,920   $1,799
                                                              ======   ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Cash flows from operating activities
  Net income (loss).........................................  $ 120    $ (76)   $ 139
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     36       35       39
     Deferred income tax expense (benefit)..................     51      (81)      35
     Net (gain) loss on the sale of assets..................      1      (13)      --
     Undistributed earnings of unconsolidated affiliates....     (1)      (3)     (13)
     Non-cash portion of merger-related costs...............     --      232       --
     Other non-cash income items............................     --       11       --
     Working capital changes, net of non-cash transactions
       Accounts receivable..................................      9       83      (86)
       Accounts payable.....................................    (37)      31      (15)
       Taxes payable........................................     (8)      10      (13)
       Other working capital changes
          Assets............................................     20      (75)      73
          Liabilities.......................................     (2)      86       (7)
     Non-working capital changes
       Assets...............................................     (8)      (2)      31
       Liabilities..........................................    (16)     (69)     (19)
                                                              -----    -----    -----
       Net cash provided by operating activities............    165      169      164
                                                              -----    -----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (113)    (111)    (101)
  Net proceeds from the sale of assets......................     50       --       --
  Net proceeds from the sale of investments.................      2       75       --
  Return of capital from investments........................      1       61       --
  Change in notes receivable from affiliates................   (116)    (169)       8
  Other.....................................................     (3)       4        3
                                                              -----    -----    -----
       Net cash used in investing activities................   (179)    (140)     (90)
                                                              -----    -----    -----
Cash flows from financing activities
  Dividends paid............................................     --      (30)     (74)
  Net proceeds from the issuance of long-term debt..........     13       --       --
  Other.....................................................      1       --       (2)
                                                              -----    -----    -----
       Net cash provided by (used in) financing
        activities..........................................     14      (30)     (76)
                                                              -----    -----    -----
Decrease in cash and cash equivalents.......................     --       (1)      (2)
Cash and cash equivalents
  Beginning of period.......................................     --        1        3
                                                              -----    -----    -----
  End of period.............................................  $  --    $  --    $   1
                                                              =====    =====    =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                 COMMON STOCK     ADDITIONAL                  TOTAL
                                                ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                                SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                                ------   ------   ----------   --------   -------------
January 1, 2000...............................  1,000     $ --       $466        $269         $735
  Net income..................................     --       --         --         139          139
  Cash dividend...............................     --       --         --         (74)         (74)
                                                -----     ----       ----        ----         ----
December 31, 2000.............................  1,000       --        466         334          800
  Net loss....................................     --       --         --         (76)         (76)
  Allocated tax benefit of El Paso equity
     plans....................................     --       --          2          --            2
  Cash dividend...............................     --       --         --         (30)         (30)
                                                -----     ----       ----        ----         ----
December 31, 2001.............................  1,000       --        468         228          696
  Net income..................................     --       --         --         120          120
  Allocated tax benefit of El Paso equity
     plans....................................     --       --          1          --            1
                                                -----     ----       ----        ----         ----
December 31, 2002.............................  1,000     $ --       $469        $348         $817
                                                =====     ====       ====        ====         ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned, controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder's equity.

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

 Accounting for Regulated Operations

     Our natural gas pipeline is subject to the regulations and accounting procedures of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996 we discontinued the application of regulatory accounting principles under SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. SFAS No. 71 provides that rate regulated enterprises account for and report assets and liabilities in the same manner in which regulators establish rates, if those rates are designed to recover the costs of providing the regulated service and if it is reasonable to assume that those rates can be charged and collected. While our rates are designed to recover our costs, our ability to extend or re-market expiring contracts is highly dependent on competitive alternatives at the time these contracts are extended or expire. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates, and as a result, we do not apply this standard. We will continue to evaluate the application of regulatory accounting principles based on on-going changes in the regulatory and economic environment and further actions in current and future rate cases or settlements.

  Cash and Cash Equivalents

     We consider short-term investments with an original maturity of less than three months to be cash equivalents.

  Allowance for Doubtful Accounts

     We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding balance. We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.

  Materials and Supplies

     We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.

  Natural Gas Imbalances

     Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount of gas delivered or received. We value these imbalances due to or from shippers and operators at an appropriate index price. Imbalances are settled in cash or made up in-kind, subject to the terms of our tariff.

     Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current.

  Property, Plant and Equipment

     Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at the fair value of the assets acquired. We capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize the major units of property replacements or improvements and expense minor items.

     We provide for depreciation of property, plant and equipment on a straight-line basis. The remaining depreciable life of our pipeline and storage assets is approximately 50 years and the depreciable lives of other assets range from 5 to 20 years.

     When we retire property, plant and equipment, we reduce property, plant and equipment for the asset's original cost, less accumulated depreciation and salvage value. Any remaining amount is charged as a gain or loss to income.

     At December 31, 2002 and 2001, we had approximately $61 million and $59 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost on funds invested in our construction of long-lived assets. This carrying cost includes a return on the investment financed by debt (capitalized interest). The capitalized interest is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2002, 2001 and 2000, were $3 million, $3 million and $2 million. These amounts are included as a reduction of interest expense in our income statement. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to account for asset impairments. Under this standard, we evaluate an asset for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows.

  Revenue Recognition

     Our revenues consist primarily of transportation and storage services and sales under natural gas sales contracts. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period. For interruptible or volumetric based services, we record revenues when we complete the delivery of natural gas to the agreed upon delivery point and when gas is injected or withdrawn from the storage facility. We record revenues on natural gas sales contracts when we physically deliver gas to an agreed upon receipt point. Revenues in all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may possibly be refunded in a final order of a future rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

  Environmental Costs and Other Contingencies

     We record liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

  Income Taxes

     We report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal income tax return. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal income tax, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated return. El Paso pays all federal income taxes directly to the IRS and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments. Prior to 2002, we had a tax sharing agreement with El Paso CGP which had similar provisions.

  New Accounting Pronouncements Issued But Not Yet Adopted

     As of December 31, 2002, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Below is a discussion of the more significant standards that could impact us.

     Accounting for Costs Associated with Exit or Disposal Activities. In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement will require us to recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. Examples of costs covered by this guidance include lease termination costs, employee severance costs associated with a restructuring, discontinued operations, plant closings or other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after January 1, 2003.

     Accounting for Guarantees. In November 2002, the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires that companies record a liability for all guarantees issued after January 31, 2003, including financial, performance, and fair value guarantees. This liability is recorded at its fair value upon issuance, and does not affect any existing guarantees issued before December 31, 2002. While we do not believe there will be any initial impact of adopting this standard, it will impact any guarantees we issue in the future.

2. DIVESTITURES

     In November 2002, we completed the sale of our Typhoon offshore natural gas gathering pipeline to El Paso Energy Partners, L.P., our affiliate. The Typhoon pipeline consists of a 35-mile, 20-inch natural gas pipeline that originates on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico and extends to our Patterson system in Eugene Island Block 371. Proceeds from this sale were approximately $50 million in cash, and we did not recognize any gain or loss.

3. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $359 million associated with El Paso's merger with our parent company, Coastal (now known as El Paso CGP), as follows (in millions):

                                                              2001
                                                              ----
Employee costs..............................................  $ 62
Business integration costs..................................   275
Merger-related asset impairments............................    14
Other.......................................................     8
                                                              ----
                                                              $359
                                                              ====

     Employee costs of $62 million consisted of severance, retention and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full-time positions were eliminated through a combination of early retirements and terminations. Pension and post-retirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and were paid in the first and second quarters of 2001. Our business integration costs of $275 million are primarily associated with relocating our headquarters from Detroit, Michigan, to Houston, Texas, and include lease related costs, write-offs of leasehold improvements, asset impairments and other charges related to combining our operations with El Paso. Merger-related asset impairments relate to several pipeline projects that were discontinued following the merger with El Paso. These items were expensed as incurred.

4. INCOME TAXES

     The following table reflects the components of income tax expense (benefit) included in income (loss) before extraordinary items for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal...................................................  $16     $ 24    $43
  State.....................................................    3       --     (2)
                                                              ---     ----    ---
                                                               19       24     41
                                                              ---     ----    ---
Deferred
  Federal...................................................   49      (65)    33
  State.....................................................    2       (5)     2
                                                              ---     ----    ---
                                                               51      (70)    35
                                                              ---     ----    ---
          Total income tax expense (benefit)................  $70     $(46)   $76
                                                              ===     ====    ===

     Our income tax expense (benefit) included in income (loss) before extraordinary items differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Income tax expense (benefit) at the statutory federal rate
  of 35%....................................................  $67    $(42)  $75
Items creating rate differences:
  State income tax, net of federal income tax benefit.......    3      (3)   --
  Other.....................................................   --      (1)    1
                                                              ---    ----   ---
Income tax expense (benefit)................................  $70    $(46)  $76
                                                              ===    ====   ===
Effective tax rate..........................................  37%     38%   35%
                                                              ===    ====   ===

     The following are the components of our net deferred tax liability as of December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $278    $242
  Other assets..............................................    25      49
                                                              ----    ----
     Total deferred tax liability...........................   303     291
                                                              ----    ----
Deferred tax assets
  Employee benefits and deferred compensation obligations...    18      27
  Environmental liability...................................    10       6
  Lease liability...........................................    79     104
  U.S. net operating loss carryovers........................    --       7
  Other liabilities.........................................    14      15
                                                              ----    ----
     Total deferred tax asset...............................   121     159
                                                              ----    ----
Net deferred tax liability..................................  $182    $132
                                                              ====    ====

     Under El Paso's tax accrual policy, we are allocated the tax benefit associated with our employees' exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation reduced taxes payable by $1 million in 2002 and $2 million in 2001. These benefits are included in additional paid-in capital in our balance sheet.

5. EXTRAORDINARY ITEMS

     As a result of El Paso's January 2001 merger with Coastal, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission order, to dispose of its interests in the Stingray and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. Net proceeds from these sales in 2001 were approximately $65 million, and we recognized an extraordinary loss of approximately $2 million, net of $2 million in income taxes.

6. FINANCIAL INSTRUMENTS

  Fair Value of Financial Instruments

     As of December 31, 2002, and 2001, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                                  2002                   2001
                                                           -------------------    -------------------
                                                           CARRYING     FAIR      CARRYING     FAIR
                                                            AMOUNT    VALUE(1)     AMOUNT    VALUE(1)
                                                           --------   --------    --------   --------
                                                                         (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt, including current maturities(1)........    $511       $466        $498       $537

---------------
(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

7. LONG-TERM DEBT

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
9.625% Debentures due 2021..................................  $300    $300
7.375% Debentures due 2024..................................   125     125
7.00% Debentures due 2025...................................    75      75
13.75% Note due 2010........................................    13      --
                                                              ----    ----
                                                               513     500
Less: Unamortized discount..................................     2       2
                                                              ----    ----
     Long-term debt.........................................  $511    $498
                                                              ====    ====

     None of our long-term debt matures within the next five years. The holders of the $75 million 7.00% debentures due 2025, maintain the option to require us to redeem their debentures at par value in 2005. We also have indentures that contain cross-acceleration provisions which, if triggered, could result in the acceleration of our debt. In the fourth quarter of 2002, we incurred approximately $13 million of debt due 2010 pursuant to our assumption of El Paso CNG Company's, our affiliate, loan with The Variable Annuity Life Insurance Company.

     In March 2003, we issued $300 million of unsecured senior notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off intercompany payables of $263 million. The remaining net proceeds of $25 million were retained for capital expenditure requirements. See Notes 9, 13 and 14 for a further discussion of transactions entered into as a result of the issuance.

8. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value of natural gas produced from royalty properties been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). In May 2001, the court denied the defendants' motions to dismiss. Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification has been argued and we are awaiting a ruling. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of December 31, 2002, we had approximately $2 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2002, we had accrued approximately $26 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Below is a reconciliation of our accrued liability as of December 31, 2001 to our accrued liability as of December 31, 2002:

                                                              2002    2001
                                                              -----   -----
                                                              (IN MILLIONS)
Balance as of January 1.....................................   $16     $ 9
Additions/adjustments for remediation activities............    13       8
Payments for remediation activities.........................    (2)     (1)
Other changes, net..........................................    (1)     --
                                                               ---     ---
Balance as of December 31...................................   $26     $16
                                                               ===     ===

     Included in our operation and maintenance costs for the twelve months ended December 31, 2001 were approximately $8 million in additional environmental remediation liabilities related to a change in estimate. This change arose as a result of an evaluation of our ongoing remediation projects and conforming the operating strategies of our company following our parent's merger with El Paso.

     Our 2002 additions for remediation activities, primarily relate to additional reserves for Michigan Section 201, EPA, Superfund costs, polychlorinated biphenyls (PCBs), hydrocarbon, and other environmental-related costs.

     In addition, we expect to make capital expenditures for environmental matters of approximately $34 million in the aggregate for the years 2003 through 2007. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2002, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe the reserves are adequate.

  Rates and Regulatory Matters

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. In December 2001, we filed comments with the FERC addressing our concerns with the proposed rules. A public hearing was held on May 21, 2002, providing an opportunity to comment further on the NOPR. Following the hearing, additional comments were filed by El Paso's pipelines and others. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate NOI.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that seeks comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into these transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. On September 25, 2002, El Paso's pipelines and others filed comments. Reply comments were filed on October 25, 2002. At this time, we cannot predict the outcome of this NOI.

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent must be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

     Also on August 1, 2002, the FERC's Chief Accountant issued an Accounting Release, which was effective immediately. The Accounting Release provides guidance on how companies should account for money pool arrangements and the types of documentation that should be maintained for these arrangements. However, it did not address the proposed requirements that the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent and that the entity and its parent have investment grade credit ratings. Requests for rehearing were filed on August 30, 2002. The FERC has not yet acted on the rehearing requests.

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. We intend to submit comments on the NOPR, which are due on or before April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for us and our pipeline affiliate to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003, and we fully responded to the request.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impair our credit rating and that of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments and Purchase Obligations

     At December 31, 2002, we had capital and investment commitments of $12 million for 2003. Our other planned capital investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products and services totaling $246 million at December 31, 2002. Our annual obligations under these agreements are $34 million for 2003, $23 million for each of the years 2004 through 2007 and $120 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments at December 31, 2002, were as follows:(1)

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2003.....................................................        $ 5
   2004.....................................................          4
   2005.....................................................          3
   2006.....................................................          3
   2007.....................................................          2
   Thereafter...............................................          6
                                                                    ---
          Total.............................................        $23
                                                                    ===

---------------
(1) These amounts exclude our proportional share of minimum annual rental commitments paid by our parent, which are allocated to us through an overhead allocation.

     Rental expense on our operating leases for each of the year ended December 31, 2002, 2001 and 2000 was $6 million, $12 million and $20 million.

9. CAPITAL STOCK

     On March 7, 2002, our Board of Directors approved and we filed an amended and restated certificate of incorporation, changing our authorized shares of stock to 1,000 shares of common stock, with a par value of $1 per share. This action and the reclassification did not impact our total equity. As of December 31, 2001, we had 1,000 authorized and issued shares with a par value of $100 per share. In February 2003, we made a non-cash distribution of $400 million of our outstanding affiliated receivables to our parent. See Notes 7, 13 and 14 for a further discussion of transactions entered into related to the issuance.

10. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates. See Note 13 for a summary of transactions with affiliates.

     Prior to our merger with El Paso, Coastal provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso's existing cash balance plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or Coastal's plan benefits accrued through March 31, 2006.

  Other Postretirement Benefits

     As a result of El Paso's merger with Coastal, we offered a one-time election through an early retirement window for employees who were at least age 50 with 10 years of service on December 31, 2000, to retire on or before June 30, 2001, and keep benefits under our postretirement medical and life plans. The costs associated with the curtailment and special termination benefits were $32 million. Medical benefits for this closed group of retirees may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire on or after June 30, 2001, will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through rates.

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

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits for the twelve months ended September 30:

                                                              2002     2001
                                                              -----    -----
                                                              (IN MILLIONS)
Change in postretirement benefit obligation
  Benefit obligation at beginning of period.................  $ 51     $ 50
  Interest cost.............................................     4        4
  Participant contributions.................................     2        1
  Plan amendment............................................    --       (4)
  Curtailment and special termination benefits..............    --        7
  Actuarial loss (gain).....................................     1       (4)
  Benefits paid.............................................    (5)      (3)
                                                              ----     ----
  Postretirement benefit obligation at end of period........  $ 53     $ 51
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 30     $ 25
  Actual return on plan assets..............................    (1)       2
  Employer contributions....................................    10        5
  Participant contributions.................................     2        1
  Benefits paid.............................................    (5)      (3)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 36     $ 30
                                                              ====     ====
Reconciliation of funded status
  Funded status at end of period............................  $(17)    $(21)
  Fourth quarter contributions..............................     2        2
  Unrecognized net gain.....................................    (7)     (11)
                                                              ----     ----
  Accrued postretirement benefit obligation at December
     31.....................................................  $(22)    $(30)
                                                              ====     ====

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Postretirement benefit costs include the following
  components
  Service cost..............................................  $--    $--    $ 1
  Interest cost.............................................    3      4      4
  Expected return on assets.................................   (1)    (1)    (1)
  Amortization of transition obligation.....................   --     --      3
  Amortization of net gain..................................   --     --     (1)
  Curtailment and special termination benefits..............   --     32     --
                                                              ---    ---    ---
  Net postretirement benefit cost...........................  $ 2    $35    $ 6
                                                              ===    ===    ===

     Postretirement benefit obligations are based upon actuarial estimates as described below:

                                                              2002    2001
                                                              -----   -----
Weighted average assumptions
  Discount rate.............................................  6.75%   7.25%
  Expected return on plan assets............................  7.50%   7.50%

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 11.0 percent in 2002, then gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. The impact of a one-percentage point change in assumed health care cost trends would have been immaterial in 2002 and 2001 for our service and interest costs. In addition, the impact of a one-percentage point change in assumed health care cost trends would have been slightly greater than $1 million in 2002 and less than $2 million in 2001 for our accumulated postretirement benefit obligations.

11. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
     We Energies(1).........................................  $101    $106    $103

     --------------------
     (1) We Energies is the operating name of Wisconsin Gas Company and Wisconsin Electric Power Company.

12. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2002    2001    2000
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
     Interest paid..........................................  $47     $46     $46
     Income tax payments....................................   17      21      48

13. INVESTMENTS IN AND TRANSACTIONS WITH RELATED PARTIES

     As of December 31, 2002, we have sold all of our investments in unconsolidated affiliates. We recognized equity earnings for the years ended December 31, 2002, 2001 and 2000 of $1 million, $12 million and $13 million primarily related to our investments in Alliance, Iroquois and Deepwater.

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 8. We had advanced $414 million at December 31, 2002, at a market rate of interest which was 1.5%. At December 31, 2001, we had advanced $299 million at a market rate of interest which was 2.1%. These receivables are due upon demand; however, as of December 31, 2002, we have classified this amount as non-current notes receivable from affiliates.

     In February 2003, we declared and distributed a $400 million dividend of affiliated receivables to our parent, American Natural Resources Company. In March 2003, we issued $300 million of unsecured notes, the net proceeds from which were used, in part, to pay off affiliated payables of $263 million. Also in March 2003, we received a contribution of the common stock of El Paso Great Lakes from our parent. El Paso Great Lakes owns an effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership and Great Lakes Gas Transmission Company. See Note 14 for further discussion of this transaction.

     At December 31, 2002 and 2001, we had accounts receivable from related parties of $13 million and $13 million. In addition, we had accounts payable to related parties of $10 million and $48 million at December 31, 2002, and 2001. These balances arose in the ordinary course of business. We also received

$2 million in deposits related to our transportation contracts with El Paso Merchant Energy L.P. which is included in our balance sheet as other current liabilities. These deposits were required as a result of the credit rating downgrades of El Paso.

     At December 31, 2002 and 2001, we had payables to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. Of this amount, $8 million was classified as current at December 31, 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas.

     During the fourth quarter of 2002, we sold our equity interest in the Typhoon offshore natural gas gathering pipeline to El Paso Energy Partners, L.P., an affiliate, for approximately $50 million. There was no gain or loss on the transaction.

     We have also entered into contribution in aid to construction (CIAC) arrangements with El Paso Energy Partners, L.P. in the past, and will most likely do so in the future, as part of our normal commercial activities in the Gulf of Mexico. We often contribute capital toward the construction costs of gathering facilities owned by others which are connected to our pipeline. We have, or plan to have, agreements with El Paso Energy Partners, L.P. under which we will pay a total of approximately $17 million of capital toward the construction of gathering pipelines to the Marco Polo and Red Hawk discoveries, over the next 18 months. As of December 31, 2002, we had paid $2 million under these agreements.

     El Paso allocated a portion of its general and administrative expenses to us in 2002 and 2001. The allocation of expenses is based upon the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2002 and 2001, the annual charges were $52 million and $45 million. During 2002 and 2001, Tennessee Gas Pipeline Company allocated payroll and other expenses to us associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide these services. For the years ended December 31, 2002 and 2001, the annual charges were $23 million. We believe all the allocation methods are reasonable. In 2000, we performed most of our own administrative functions and provided some administrative functions for our affiliates. We continue to provide services to related parties, Eaton Rapids and Blue Lake, in 2002 and 2001. We record these services as a reduction of operating expenses and are reported as reimbursement of costs.

     We enter into transactions with various El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport and store natural gas. Our affiliated revenues are primarily from transportation services. In 2001, we sold natural gas to Midland CoGeneration Venture and recognized $25 million in revenues. Great Lakes Gas Transmission Company provides us capacity under a contract that extends to 2013. For the years ended December 2002, 2001 and 2000, we incurred transportation costs of $14 million, $16 million and $15 million under this contract. We also have natural gas storage contracts with Blue Lake Gas Storage Company and ANR Storage Company. Our contract with Blue Lake extends to 2013 and covers capacity of 46 Bcf of natural gas storage. Our contract with ANR Storage extends to 2004 and covers storage capacity of 35 Bcf. For the years ended December 2002, 2001 and 2000, we incurred storage costs related to these contracts of $37 million, $36 million and $36 million. Transportation and storage costs are recorded as operating expenses. The terms of service provided to and by our affiliates are the same as those terms as non-affiliated parties.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2002   2001   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues....................................................  $ 29   $ 55   $13
Operation and maintenance expense...........................   126    120    78
Reimbursement of operating expenses.........................     3      3    12

14. CONTRIBUTION OF EL PASO GREAT LAKES (UNAUDITED)

     In March 2003, we issued $300 million 8.875% senior notes due 2010. Concurrently with this issuance, American Natural Resources Company, our parent, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes' principal asset consists of its effective

50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership and Great Lakes Gas Transmission Company. We will account for this transaction as a transfer between entities under common control, which will require us to record our investment in El Paso Great Lakes at El Paso's historical carrying value at the date of transfer as though we had always owned it.

     The following table presents the impact of the contribution as if it had been made during the historical periods presented in these financial statements. The contribution would not have impacted our reported revenues or extraordinary items during these periods.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Net income (loss)
  ANR.......................................................   $120     $(76)    $139
  El Paso Great Lakes.......................................     43       38       37
                                                               ----     ----     ----
  Combined..................................................   $163     $(38)    $176
                                                               ====     ====     ====

15. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                    QUARTERS ENDED
                                    -----------------------------------------------
                                    DECEMBER 31   SEPTEMBER 30   JUNE 30   MARCH 31   TOTAL
                                    -----------   ------------   -------   --------   -----
                                                         (IN MILLIONS)
2002
  Operating revenues..............     $ 144          $120        $124       $156     $ 544
  Operating income................        62            36          41         82       221
  Income before extraordinary
     items........................        33            17          24         46       120
  Net income......................        33            17          24         46       120
2001
  Operating revenues..............     $ 147          $124        $149       $193     $ 613
  Merger-related costs and assets
     impairments..................       179             6         107         67       359
  Operating income (loss).........      (113)           44         (65)        21      (113)
  Income (loss) before
     extraordinary items..........       (64)           22         (42)        10       (74)
  Extraordinary items, net of
     income taxes.................        --            (1)          2         (3)       (2)
  Net income (loss)...............       (64)           21         (40)         7       (76)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of ANR Pipeline Company:

In our opinion, the consolidated financial statements in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company and subsidiaries (the "Company") at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10, during 2001, the Company changed the measurement date used to account for postretirement benefits other than pensions from December 31, to September 30.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 25, 2003

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholder
ANR Pipeline Company
Detroit, Michigan

We have audited the consolidated statements of income, stockholders' equity and cash flows of ANR Pipeline Company (an indirect, wholly owned subsidiary of El Paso CGP Company, formerly The Coastal Corporation) and subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, ANR Pipeline Company's results of operations and cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Detroit, Michigan
March 19, 2001

                                  SCHEDULE II

                              ANR PIPELINE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (IN MILLIONS)

                                           BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                           BEGINNING     COSTS AND      OTHER                     AT END
               DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
               -----------                 ----------    ----------   ----------    ----------   ---------
2002
  Allowance for doubtful accounts........     $ 3           $--          $--           $(1)         $ 2
  Legal reserves.........................      --            --            2            --            2
  Environmental reserves.................      16            13           (1)           (2)          26
2001
  Allowance for doubtful accounts........     $ 2           $ 1          $--           $--          $ 3
  Legal reserves.........................      --            --           --            --           --
  Environmental reserves.................       9             8           --            (1)          16
2000
  Allowance for doubtful accounts........     $ 8           $(5)         $--           $(1)         $ 2
  Legal reserves.........................       3            (2)          --            (1)          --
  Environmental reserves.................       7             2           --            --            9

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

ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this annual report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

     Definition of Disclosure Controls and Internal Controls. Disclosure Controls are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified under the Exchange Act. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls. ANR Pipeline Company's management, including the principal executive officer and principal financial officer, does not expect that our Disclosure Controls and Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in ANR Pipeline Company's Internal Controls, or whether ANR Pipeline Company had identified any acts of fraud involving personnel who have a significant role in ANR Pipeline Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Annual Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in Internal

Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Effectiveness of Disclosure Controls. Based on the controls evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations discussed above, the Disclosure Controls are effective to ensure that material information relating to ANR Pipeline Company and its consolidated subsidiaries is made known to management, including the principal executive officer and principal financial officer, particularly during the period when our periodic reports are being prepared.

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Annual Report, as appropriate.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial statements.

     The following Consolidated Financial Statements are included in Part II,
Item 8, of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................   17
Consolidated Balance Sheets.................................   18
Consolidated Statements of Cash Flows.......................   19
Consolidated Statements of Stockholder's Equity.............   20
Notes to Consolidated Financial Statements..................   21
Report of Independent Accountants...........................   35

     2. Financial statement schedules.

Schedule II -- Valuation and qualifying accounts............   37

          All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibits list............................................     40

     (B) REPORTS ON FORM 8-K:

          We filed a current report on Form 8-K on March 5, 2003, reporting the sale of the $300 million in notes.

          We filed a current report on Form 8-K on March 14, 2003 regarding our acquisition of El Paso Great Lakes.

          We also furnished information to the SEC in an Item 9 Current Report on Form 8-K. Item 9 Current Reports on Form 8-K are not considered to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section, but are furnished to comply with Regulation FD.

                              ANR PIPELINE COMPANY
                                  EXHIBIT LIST

                               DECEMBER 31, 2002

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated
                         March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
          *3.B           By-laws dated June 24, 2002.
           4.A           Indenture dated as of February 15, 1994 and First
                         Supplemental Indenture dated as of February 15, 1994
                         (Exhibit 4.4 to our 1993 Form 10-K)
           4.B           Indenture dated as of March 5, 2003 between ANR Pipeline
                         Company and The Bank of New York, as Trustee (Exhibit 4.1 to
                         our Form 8-K filed March 5, 2003).
           4.C           Registration Rights Agreement dated as of March 5, 2003
                         between ANR Pipeline Company and the Initial Purchasers
                         named therein (Exhibit 10.1 to our Form 8-K filed March 5,
                         2003).
         *99.C           Certification of Principal Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         ANR Pipeline Company and will be retained by ANR Pipeline
                         Company and furnished to the Securities and Exchange
                         Commission or its staff upon request.
         *99.D           Certification of Principal Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         ANR Pipeline Company and will be retained by ANR Pipeline
                         Company and furnished to the Securities and Exchange
                         Commission or its staff upon request.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, ANR Pipeline Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2003.

                                          ANR PIPELINE COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of ANR Pipeline Company and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                       DATE
                            ---------                                       -----                       ----

                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director    March 27, 2003
 --------------------------------------------------------       (Principal Executive Officer)
                 (John W. Somerhalder II)

                   /s/ JAMES J. CLEARY                        President and Director                March 27, 2003
 --------------------------------------------------------
                    (James J. Cleary)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief          March 27, 2003
 --------------------------------------------------------       Financial Officer and Treasurer
                     (Greg G. Gruber)                           and Director (Principal
                                                                Financial and Accounting
                                                                Officer)

                                 CERTIFICATION

I, John W. Somerhalder II, certify that:

     1. I have reviewed this annual report on Form 10-K of ANR Pipeline Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              /s/ JOHN W. SOMERHALDER II
                                          --------------------------------------
                                                  John W. Somerhalder II
                                                  Chairman of the Board
                                              (Principal Executive Officer)
                                                   ANR Pipeline Company
Date: March 27, 2003

                                 CERTIFICATION

I, Greg G. Gruber, certify that:

     1. I have reviewed this annual report on Form 10-K of ANR Pipeline Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ GREG G. GRUBER
                                          --------------------------------------
                                                      Greg G. Gruber
                                                  Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                              (Principal Financial Officer)
                                                   ANR Pipeline Company
Date: March 27, 2003

                                 EXHIBIT INDEX

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated
                         March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
          *3.B           By-laws dated June 24, 2002.
           4.A           Indenture dated as of February 15, 1994 and First
                         Supplemental Indenture dated as of February 15, 1994
                         (Exhibit 4.4 to our 1993 Form 10-K)
           4.B           Indenture dated as of March 5, 2003 between ANR Pipeline
                         Company and The Bank of New York, as Trustee (Exhibit 4.1 to
                         our Form 8-K filed March 5, 2003).
           4.C           Registration Rights Agreement dated as of March 5, 2003
                         between ANR Pipeline Company and the Initial Purchasers
                         named therein (Exhibit 10.1 to our Form 8-K filed March 5,
                         2003).
         *99.C           Certification of Principal Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         ANR Pipeline Company and will be retained by ANR Pipeline
                         Company and furnished to the Securities and Exchange
                         Commission or its staff upon request.
         *99.D           Certification of Principal Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002. A signed original of this
                         written statement required by sec. 906 has been provided to
                         ANR Pipeline Company and will be retained by ANR Pipeline
                         Company and furnished to the Securities and Exchange
                         Commission or its staff upon request.