Form 10-Q
period 2003-03-31
ANR PIPELINE CO
filed 2003-05-14
CIK 65695

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                        Telephone Number: (713) 420-2600

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, par value $1 per share. Shares outstanding on May 14, 2003:
1,000

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Operating revenues..........................................  $185    $156
                                                              ----    ----
Operating expenses
  Operation and maintenance.................................    77      58
  Depreciation, depletion and amortization..................     9       9
  Taxes, other than income taxes............................     7       7
                                                              ----    ----
                                                                93      74
                                                              ----    ----
Operating income............................................    92      82
Earnings from unconsolidated affiliates.....................    18      22
Interest and debt expense...................................   (13)    (10)
Affiliated interest income, net.............................    --       1
                                                              ----    ----
Income before income taxes..................................    97      95
Income taxes................................................    36      34
                                                              ----    ----
Net income..................................................  $ 61    $ 61
                                                              ====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                        ASSETS
Current assets
  Cash and cash equivalents.................................   $   25        $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and $2 in
      2002..................................................      157            39
     Affiliates.............................................       63            14
     Other..................................................        4             5
  Materials and supplies....................................       23            23
  Other.....................................................       11             8
                                                               ------        ------
          Total current assets..............................      283            89
                                                               ------        ------
Property, plant and equipment, at cost......................    3,507         3,599
  Less accumulated depreciation, depletion and
     amortization...........................................    2,196         2,192
                                                               ------        ------
          Total property, plant and equipment, net..........    1,311         1,407
                                                               ------        ------
Other assets
  Investments in unconsolidated affiliates..................      312           312
  Notes receivable from affiliates..........................      325           560
  Other.....................................................       41            11
                                                               ------        ------
                                                                  678           883
                                                               ------        ------
          Total assets......................................   $2,272        $2,379
                                                               ======        ======

                         LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   29        $   28
     Affiliates.............................................       22            10
     Other..................................................       38            38
  Interest payable..........................................       17             9
  Taxes payable.............................................       66            56
  Other.....................................................       44            29
                                                               ------        ------
          Total current liabilities.........................      216           170
                                                               ------        ------
Long-term debt..............................................      807           511
                                                               ------        ------
Other liabilities
  Deferred income taxes.....................................      290           267
  Payable to affiliates.....................................      196           196
  Other.....................................................       46            52
                                                               ------        ------
                                                                  532           515
                                                               ------        ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --            --
  Additional paid-in capital................................      599           599
  Retained earnings.........................................      118           584
                                                               ------        ------
          Total stockholder's equity........................      717         1,183
                                                               ------        ------
          Total liabilities and stockholder's equity........   $2,272        $2,379
                                                               ======        ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
Cash flows from operating activities
  Net income................................................  $  61   $  61
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............      9       9
     Deferred income tax expense............................     24      10
     Undistributed earnings of unconsolidated affiliates....     --     (22)
  Working capital changes...................................    (18)    101
  Non-working capital changes...............................    (26)    (16)
                                                              -----   -----
       Net cash provided by operating activities............     50     143
                                                              -----   -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (19)    (40)
  Net payments to dispose of assets.........................     (1)     (1)
  Net change in affiliated advances receivable..............   (293)   (102)
                                                              -----   -----
       Net cash used in investing activities................   (313)   (143)
                                                              -----   -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    288      --
                                                              -----   -----
       Net cash provided by financing activities............    288      --
                                                              -----   -----
Increase in cash and cash equivalents.......................     25      --
Cash and cash equivalents
  Beginning of period.......................................     --      --
                                                              -----   -----
  End of period.............................................  $  25   $  --
                                                              =====   =====
Significant non-cash transactions
  Dividend to parent of affiliated receivables..............  $ 400      --
                                                              =====   =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared the Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2002 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2003, and for the quarters ended March 31, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the audited balance sheet filed in our 2002 Form 10-K. As discussed below, our historical financial information has been presented to reflect the contribution of El Paso Great Lakes, Inc. to us by our parent for all periods presented in a manner similar to a pooling of interests. In our opinion, we have made all adjustments, all of which are of a normal, recurring nature, to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

  Acquisition of El Paso Great Lakes

     In March 2003, American Natural Resources Company, an affiliate and subsidiary of El Paso, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes had a net book value at the time of its contribution of approximately $247 million. El Paso Great Lakes' principal asset consists of its effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership. Since both El Paso Great Lakes and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the contribution at its historical cost and its operating results in our financial statements for all periods presented in a manner, similar to a pooling of interests. Our financial statements reflect our ownership of El Paso Great Lakes in the earliest period presented combined with our historical results. Our combined net income for the quarters ended March 31, 2003 and 2002 is presented below.

                                                                 QUARTER
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Net income
  Historical................................................   $48     $46
  El Paso Great Lakes, Inc. ................................    13      15
                                                               ---     ---
     Combined net income....................................   $61     $61
                                                               ===     ===

  Significant Accounting Policies

     Our accounting policies are consistent with those discussed in our Form 10-K, except as discussed below:

     Accounting for Costs Associated with Exit or Disposal Activities. As of January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that we recognize costs associated with exit or disposal activities when they are incurred rather than when we commit to an exit or disposal plan. There was no initial financial statement impact of adopting this standard.

     Accounting for Guarantees. On January 1, 2003, we adopted Financial Accounting Standards Board Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that we record a liability for all guarantees, including financial performance and fair value guarantees, issued after December 31, 2002, at fair value when they are issued. There was no initial financial statement impact of adopting this standard.

     Accounting for Regulated Operations. We continue to evaluate the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation, for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our 10-K.

2. DEBT AND CREDIT FACILITIES

     In March 2003, we issued $300 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off intercompany payables of $263 million. The remaining net proceeds of $25 million were retained for future capital expenditure requirements.

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures in June 2005. This facility replaces the previous $3 billion, revolving credit facility. El Paso's existing $1 billion revolving credit facility, which matures in August 2003, and approximately $1 billion of other financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with our affiliates, Tennessee Gas Pipeline Company, El Paso Natural Gas Company, and El Paso, are borrowers under the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including us, collateralizes the revolving credit facility and the other financing arrangements. We are only liable for amounts we borrow under revolving credit facility. The revolving credit facilities have a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. The key financial covenant is a requirement that El Paso maintain a debt to capital ratio, as defined in the revolving credit facilities, not to exceed 75 percent. We and the other pipeline company borrowers cannot incur incremental debt if the incurrence of debt would cause our debt to EBITDA ratio, as defined in the revolving credit facilities, to exceed 5 to 1. The proceeds from the issuance of debt by the pipeline company borrowers can be used only for maintenance and expansion capital expenditures or investments in other FERC-regulated assets and to refinance existing debt. As of March 31, 2003, $1.5 billion was outstanding under the $3 billion facility, none of which was borrowed by us.

3. COMMITMENTS AND CONTINGENCIES

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiff's motion for class certification was denied on April 10, 2003. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of March 31, 2003, we had approximately $1 million accrued for all outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of March 31, 2003, we had accrued approximately $27 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. The range of high and low reserve estimates were not materially different. Below is a reconciliation of our accrued liability as of March 31, 2003 (in millions):

Balance as of January 1.....................................  $26
Additions/adjustments for remediation activities............    1
Payments for remediation activities.........................   (2)
Other changes, net..........................................    2
                                                              ---
Balance as of March 31......................................  $27
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $28 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2003, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2003, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities.

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

  Rates and Regulatory Matters

     Order No. 637. Order No. 637 made five major changes to the structure of pipeline tariffs and services, and required a compliance filing by each pipeline. Among the changes, Order No. 637 impacted the manner in which pipelines conduct their operational activities, including how they release capacity, segment capacity, manage imbalance services, issue operational flow orders, and impose pipeline penalties. We filed our compliance proposal in June 2000, and subsequently filed an Offer of Settlement in July 2001. On December 2, 2002, we sought rehearing of an October 31, 2002 FERC order responding to the United States Court of Appeals for the District of Columbia Circuit's order remanding various aspects of order No. 637. In December 2001, the FERC approved the Settlement subject to certain modifications and conditions. Due to the modifications and conditions, and after meeting with parties to our Order No. 637 proceeding, we submitted a modified Settlement for approval by the FERC.

     On April 9, 2003, the FERC issued an order accepting the modified Settlement, but requiring further changes and in particular rejecting our proposed limitations on the ability of certain Replacement Shippers to use segmenting to reserve point capacity and, therefore, firm capacity on a primary firm basis. On April 24, 2003, we advised the FERC that, due to the required changes, we were unwilling to accept the settlement as modified by its April 9 Order. On May 8, 2003, we met with parties to the proceeding to determine whether the Settlement can be preserved through further negotiations. Those negotiations are continuing and meanwhile on May 9, 2003, we filed for rehearing of the April 9 order. We cannot predict the outcome of such negotiations or our requests for rehearing.

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

     Cash Management NOPR. On August 1, 2002, the FERC issued a NOPR requiring that all cash management or money pool arrangements between a FERC regulated subsidiary and a non-FERC regulated parent be in writing, and set forth the duties and responsibilities of cash management participants and administrators; the methods of calculating interest and for allocating interest income and expenses; and the restrictions on deposits or borrowings by money pool members. The NOPR also requires specified documentation for all deposits into, borrowings from, interest income from, and interest expenses related to, these arrangements. Finally, the NOPR proposes that as a condition of participating in a cash management or money pool arrangement, the FERC regulated entity maintain a minimum proprietary capital balance of 30 percent, and the FERC regulated entity and its parent maintain investment grade credit ratings. On August 28, 2002, comments were filed. The FERC held a public conference on September 25, 2002 to discuss the issues raised in the comments. Representatives of companies from the gas and electric industries participated on a panel and uniformly agreed that the proposed regulations should be revised substantially and that the proposed capital balance and investment grade credit rating requirements would be excessive. At this time, we cannot predict the outcome of this NOPR.

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

     Emergency Reconstruction of Interstate Natural Gas Facilities NOPR. On January 17, 2003, FERC issued a NOPR proposing, in emergency situations, to (1) expand the scope of construction activities authorized under a pipeline's blanket certificate to allow replacement of mainline facilities; (2) authorize a pipeline to commence reconstruction of the affected system without a waiting period; and (3) authorize automatic approval of construction that would be above the normal cost ceiling. Comments on the NOPR were filed on February 27, 2003. At this time, we cannot predict the outcome of this rulemaking.

     Pipeline Safety Notice of Proposed Rulemaking. On January 28, 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. On February 26, 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for us and our pipeline affiliates to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003, and we fully responded to the request. On April 2, 2003, we received an additional request for information, which we fully responded to on April 15, 2003.

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

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Great Lakes

     In March 2003, American Natural Resources contributed the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc, to us. El Paso Great Lake's principal asset consists of its effective 50 percent ownership interest in Great Lakes Gas Transmission Limited Partnership. Great Lakes Gas Transmission owns and operates a 2,115 mile interstate natural gas pipeline that transports gas to customers in the midwestern and northwestern United States and Canada.

     Summarized financial information of our proportionate share of our investment in Great Lakes Gas Transmission for the quarters ended March 31, 2003 and 2002 are as follows:

                                                              QUARTER ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
Operating results data:
  Operating revenues........................................   $35      $33
  Operating expenses........................................    14        9
  Net income................................................    13       15

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its cash management notice of proposed rulemaking discussed in Note 3. In February 2003, we made a non-cash distribution of $400 million of our outstanding affiliated receivables to our parent. As of March 31, 2003 and December 31, 2002, we had advances to El Paso of $325 million and $560 million. The market rate of interest at March 31, 2003 and December 31, 2002 was 1.3% and 1.5%. These receivables are due upon demand. However, as of March 31, 2003 and December 31, 2002, we have classified these amounts as non-current notes receivables from affiliates because we do not anticipate settlement within the next twelve months.

     At March 31, 2003 and December 31, 2002, we had accounts receivable from related parties of $63 million and $14 million. In addition, we had accounts payable to related parties of $22 million and $10 million at March 31, 2003, and December 31, 2002. These balances arose in the normal course of business.

     At March 31, 2003 and December 31, 2002, we had payables to an affiliate of $204 million for obligations related to a non-cancelable lease on our Detroit building. Of this amount, $8 million was classified as current at March 31, 2003. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     The following table shows revenues and charges from our affiliates for the quarters ended March 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Revenues from affiliates....................................   $11     $ 6
Operations and maintenance from affiliates..................    34      32

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2002 Form 10-K in addition to the financial statements and notes presented in Item 1, Financial Statements, of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. EBIT is operating income, adjusted to include earnings from unconsolidated affiliates and other miscellaneous non-operating income. Items that are not included in this measure are financing costs, including interest and debt expense, income taxes and extraordinary items. We believe this measurement is useful to our investors because it allows them to evaluate the effectiveness of our businesses and operations and our investments from an operational perspective, exclusive of the costs to finance those activities and exclusive of income taxes. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Note 1, in March 2003 El Paso Great Lakes was contributed to us by our parent. Our historical financial statements have been restated to reflect this transaction in the earliest period presented in this filing. Presented below is a reconciliation of our operating results to EBIT and EBIT to net income for the quarters ended March 31 and a discussion of these results for the periods presented:

                                                                2003        2002
                                                              ---------   ---------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  185      $  156
Operating expenses..........................................      (93)        (74)
                                                               ------      ------
     Operating income.......................................       92          82
Earnings from unconsolidated affiliates.....................       18          22
                                                               ------      ------
     EBIT...................................................      110         104
Interest and debt expense...................................      (13)        (10)
Affiliated interest income, net.............................       --           1
Income taxes................................................      (36)        (34)
                                                               ------      ------
     Net income.............................................   $   61      $   61
                                                               ======      ======
Throughput volumes (BBtu/d)(1)..............................    6,898       6,289
                                                               ======      ======

----------

(1) BBtu/d means billion British thermal units per day. Throughput includes volumes associated with our 50 percent equity investment in Great Lakes. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  First Quarter 2003 Compared to First Quarter 2002

     Operating revenues for the quarter ended March 31, 2003, were $29 million higher than the same period in 2002. The increase was primarily due to sales of operational natural gas recoveries in 2003 of $13 million that did not occur in 2002 and $10 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility. Also contributing to the increase were higher transportation revenues of $5 million primarily due to colder winter weather in 2003.

     Operating expenses for the quarter ended March 31, 2003, were $19 million higher than the same period in 2002. The increase was primarily due to higher prices on natural gas purchased at the Dakota gasification facility of $9 million. Also contributing to the increase was $6 million from lower benefit costs in 2002 and an additional accrual in 2003 of $1 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at those facilities.

     Earnings from unconsolidated affiliates for the quarter ended March 31, 2003, was $4 million lower than the same period in 2002 primarily as a result of lower equity earnings from our investment in Great Lakes due to a favorable use tax settlement recorded by Great Lakes in the first quarter 2002.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter ended March 31, 2003, was $3 million higher than the same period in 2002 due to the issuance of $300 million senior unsecured notes with an annual interest rate of 8.875% in March 2003.

INCOME TAXES

     Income tax expense for the quarters ended March 31, 2003 and 2002, was $36 million and $34 million, resulting in effective tax rates of 37 percent and 36 percent. Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

                         COMMITMENTS AND CONTINGENCIES

     See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2002, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     There are no material changes in our quantitative and qualitative disclosures about market risks from those reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls (Internal Controls) within 90 days of the filing date of this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in ANR Pipeline Company's Internal Controls, or whether ANR Pipeline Company had identified any acts of fraud involving personnel who have a significant role in ANR Pipeline Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board and our independent accountants and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that, from the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included herein, or as Exhibits to this Quarterly Report, as appropriate.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.A    $3,000,000,000 Revolving Credit Agreement dated as of April
          16, 2003 among El Paso Corporation, El Paso Natural Gas
          Company, Tennessee Gas Pipeline Company and ANR Pipeline
          Company, as Borrowers, the Lenders Party thereto, and
          JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
          N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A. and Credit Suisse First
          Boston, as Co-Syndication Agents, J.P. Morgan Securities
          Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
          and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
          Corporation's Form 8-K filed April 18, 2003, Commission File
          No. 1-7320).
  10.B    Security and Intercreditor Agreement Dated as of April 16,
          2003 among El Paso Corporation, the persons referred to
          therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
          JPMorgan Chase Bank, as Credit Agreement Administrative
          Agent and JPMorgan Chase Bank, as Collateral Agent,
          Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
          El Paso Corporation's Form 8-K filed April 18, 2003,
          Commission File No. 1-7320).
 *99.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *99.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

     We filed a Current Report on Form 8-K dated March 5, 2003 reporting the sale of $300 million in notes.

     We filed a Current Report on Form 8-K dated March 14, 2003 announcing our acquisition of El Paso Great Lakes.

     We filed a Current Report on Form 8-K dated April 18, 2003 announcing an amendment to our financing facilities.

     We also furnished information to the SEC in an Item 9 Current Report on Form 8-K on February 25, 2003. Item 9 Current Reports on Form 8-K are not considered to be "filed" for purposes of Section 18 of the Securities and Exchange Act of 1934 and are not subject to the liabilities of that section, but are furnished to comply with Regulation FD.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANR PIPELINE COMPANY

Date: May 14, 2003                              /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: May 14, 2003                                  /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                                 Chief Financial Officer and
                                                           Treasurer
                                                   (Principal Financial and
                                                      Accounting Officer)

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

Date: May 14, 2003

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

     Date: May 14, 2003

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.A    $3,000,000,000 Revolving Credit Agreement dated as of April
          16, 2003 among El Paso Corporation, El Paso Natural Gas
          Company, Tennessee Gas Pipeline Company and ANR Pipeline
          Company, as Borrowers, the Lenders Party thereto, and
          JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
          N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A. and Credit Suisse First
          Boston, as Co-Syndication Agents, J.P. Morgan Securities
          Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
          and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
          Corporation's Form 8-K filed April 18, 2003, Commission File
          No. 1-7320).
  10.B    Security and Intercreditor Agreement Dated as of April 16,
          2003 among El Paso Corporation, the persons referred to
          therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
          JPMorgan Chase Bank, as Credit Agreement Administrative
          Agent and JPMorgan Chase Bank, as Collateral Agent,
          Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
          El Paso Corporation's Form 8-K filed April 18, 2003,
          Commission File No. 1-7320).
 *99.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *99.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.