Form 10-Q
period 2003-06-30
ANR PIPELINE CO
filed 2003-08-13
CIK 65695

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on August 13, 2003: 1,000

     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
          Cautionary Statement Regarding Forward-Looking Statements...   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 4.   Controls and Procedures.....................................   14

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities and Use of Proceeds...................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
          Signatures..................................................   18

---------------

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                              SIX MONTHS
                                                              QUARTER ENDED      ENDED
                                                                JUNE 30,       JUNE 30,
                                                              -------------   -----------
                                                              2003    2002    2003   2002
                                                              -----   -----   ----   ----
Operating revenues..........................................  $126    $124    $311   $280
                                                              ----    ----    ----   ----
Operating expenses
  Operation and maintenance.................................    71      67     148    125
  Depreciation, depletion and amortization..................     9       9      18     18
  Taxes, other than income taxes............................     6       7      13     14
                                                              ----    ----    ----   ----
                                                                86      83     179    157
                                                              ----    ----    ----   ----
Operating income............................................    40      41     132    123
Earnings from unconsolidated affiliates.....................    13      14      31     36
Other, net..................................................    --       5      --      5
Interest and debt expense...................................   (17)    (10)    (30)   (20)
Affiliated interest income, net.............................    --       1      --      2
                                                              ----    ----    ----   ----
Income before income taxes..................................    36      51     133    146
Income taxes................................................    14      18      50     52
                                                              ----    ----    ----   ----
Net income..................................................  $ 22    $ 33    $ 83   $ 94
                                                              ====    ====    ====   ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $   25       $   --
  Accounts and notes receivable
     Customer, net of allowance of $4 in 2003 and $2 in
      2002..................................................       96           39
     Affiliates.............................................        5           14
     Other..................................................        3            5
  Materials and supplies....................................       22           23
  Other.....................................................       11            8
                                                               ------       ------
          Total current assets..............................      162           89
                                                               ------       ------
Property, plant and equipment, at cost......................    3,551        3,599
  Less accumulated depreciation, depletion and
     amortization...........................................    2,197        2,192
                                                               ------       ------
          Total property, plant and equipment, net..........    1,354        1,407
                                                               ------       ------
Other assets
  Investments in unconsolidated affiliates..................      324          312
  Notes receivable from affiliates..........................      403          560
  Other.....................................................       32           11
                                                               ------       ------
                                                                  759          883
                                                               ------       ------
          Total assets......................................   $2,275       $2,379
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   26       $   28
     Affiliates.............................................       14           10
     Other..................................................       27           38
  Interest payable..........................................       18            9
  Taxes payable.............................................       74           56
  Other payable to affiliate................................        8            8
  Other.....................................................       27           21
                                                               ------       ------
          Total current liabilities.........................      194          170
                                                               ------       ------
Long-term debt..............................................      807          511
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      300          267
  Payable to affiliates.....................................      192          196
  Other.....................................................       44           52
                                                               ------       ------
                                                                  536          515
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --           --
  Additional paid-in capital................................      599          599
  Retained earnings.........................................      139          584
                                                               ------       ------
          Total stockholder's equity........................      738        1,183
                                                               ------       ------
          Total liabilities and stockholder's equity........   $2,275       $2,379
                                                               ======       ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              --------------
                                                               2003    2002
                                                              ------   -----
Cash flows from operating activities
  Net income................................................  $  83    $ 94
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     18      18
     Deferred income tax expense............................     33      14
     Undistributed earnings of unconsolidated affiliates....    (12)     (7)
     Other non-cash income items............................      3      --
  Working capital changes...................................     37      59
  Non-working capital changes...............................    (18)    (17)
                                                              -----    ----
       Net cash provided by operating activities............    144     161
                                                              -----    ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (37)    (60)
  Net proceeds (payments) from disposal of assets...........      1      (4)
  Net change in affiliated advances receivable..............   (371)    (67)
  Change in notes receivable from affiliates................     --     (30)
                                                              -----    ----
       Net cash used in investing activities................   (407)   (161)
                                                              -----    ----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    288      --
                                                              -----    ----
       Net cash provided by financing activities............    288      --
                                                              -----    ----
Increase in cash and cash equivalents.......................     25      --
Cash and cash equivalents
  Beginning of period.......................................     --      --
                                                              -----    ----
  End of period.............................................  $  25    $ --
                                                              =====    ====
Significant non-cash transactions
  Dividend to parent of affiliated receivables..............  $ 528    $ --
                                                              =====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared the Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our Current Report on Form 8-K/A dated May 20, 2003, and our Current Report on Form 8-K filed June 4, 2003 (the Combined Historical Financial Statements), which includes a summary of our significant accounting policies and our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for the three years ended December 31, 2002. As discussed below, our historical financial information has been restated to reflect the contribution of El Paso Great Lakes, Inc. to us by our parent for all periods presented. The financial statements as of June 30, 2003, and for the quarters and six months ended June 30, 2003 and 2002, are unaudited. We derived the balance sheet as of December 31, 2002, from the Combined Historical Financial Statements. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not indicate the results of operations for the entire year. In addition, prior period information presented in these financial statements also includes reclassifications which were made to conform to the current period presentation. These reclassifications have no effect on our previously reported net income or stockholder's equity.

  Acquisition of El Paso Great Lakes

     In March 2003, American Natural Resources Company, an affiliate and subsidiary of El Paso, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes had a net book value at the time of its contribution of approximately $247 million. El Paso Great Lakes' principal asset consists of its effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership, which is accounted for under the equity method. It held this interest through a direct investment in the Great Lakes Gas Transmission Limited Partnership and indirectly through its 50 percent ownership of Great Lakes Gas Transmission Company. Since both El Paso Great Lakes and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the contribution at its historical cost and its operating results in our financial statements for all periods presented. Our financial statements reflect our ownership of El Paso Great Lakes in the earliest period presented combined with our historical results. Our combined net income for the quarters and six months ended June 30, 2002 is presented below.

                                                                QUARTER        SIX MONTHS
                                                                 ENDED            ENDED
                                                             JUNE 30, 2002    JUNE 30, 2002
                                                             -------------    -------------
                                                                     (IN MILLIONS)
Net income
  Historical...............................................       $24              $70
  El Paso Great Lakes, Inc. ...............................         9               24
                                                                  ---              ---
     Combined net income...................................       $33              $94
                                                                  ===              ===

  Significant Accounting Policies

     Our accounting policies are consistent with those discussed in our Combined Historical Financial Statements, except as discussed below:

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

     Accounting for Regulated Operations. Our natural gas pipeline is subject to the regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996 we discontinued the application of regulatory accounting principles under SFAS No 71, Accounting for the Effects of Certain Types of Regulation. We continue to evaluate the application of SFAS No. 71 for changes in the competitive environment and our operating cost structures. See a further discussion of our accounting for regulated operations in our Combined Historical Financial Statements.

2. DEBT AND CREDIT FACILITIES

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points and letter of credit fees of 350 basis points. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with El Paso and our affiliates, Tennessee Gas Pipeline Company and El Paso Natural Gas Company, are borrowers under the $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including us, collateralizes the $3 billion revolving credit facility and the other financing arrangements. We are only liable for amounts we borrow under the $3 billion revolving credit facility. As of June 30, 2003, $1.5 billion was outstanding and $1.1 billion in letters of credit were issued under the $3 billion facility, none of which were borrowed by or issued on behalf of us.

     In March 2003, we issued $300 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off intercompany payables of $263 million. The remaining net proceeds of $25 million were retained for future capital expenditure requirements.

     Under our revolving credit facility and other credit indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transaction with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program. For the six months ended June 30, 2003, we were in compliance with these covenants.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al v. Gas Pipelines and Their Predecessors, et al, filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiffs in this case seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiffs contend these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorney's fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of June 30, 2003, we had no accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2003, we had accrued approximately $26 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Our accrual at June 30, 2003 was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of June 30, 2003 (in millions):

Balance as of January 1, 2003...............................       $26
Additions/adjustments for remediation activities............         2
Payments for remediation activities.........................        (3)
Other changes, net..........................................         1
                                                                   ---
Balance as of June 30, 2003.................................       $26
                                                                   ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $28 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total expenditures will be approximately $4 million. In addition, all of this amount is being expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to four active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2003, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities.

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

     On April 9, 2003, the FERC issued an order accepting the modified Settlement, but requiring further changes and in particular rejecting our proposed limitations on the ability of certain Replacement Shippers to use segmenting to reserve point capacity and, therefore, firm capacity on a primary firm basis. On April 24, 2003, we advised the FERC that, due to the required changes, we were unwilling to accept the settlement as modified by its April 9 Order. On May 8, 2003, we met with parties to the proceedings to determine whether the settlement could be preserved through further negotiations. On May 9, 2003, we filed for rehearing of the April 9 order. As a result of our May 8, meeting with the parties, on May 28, 2003, we filed a further modified settlement with the Commission. We cannot predict the outcome of the filed settlement or our requests for rehearing.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR). The NOPR proposes to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates.

We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference, and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

     Negotiated Rate Policy.  In July 2002, the FERC issued a Notice of Inquiry
(NOI) that sought comments regarding its 1996 policy of permitting pipelines to enter into negotiated rate transactions. We have entered into those transactions over the years, and the FERC is now reviewing whether negotiated rates should be capped, whether or not the "recourse rate" (a cost-of-service based rate) continues to safeguard against a pipeline exercising market power and other issues related to negotiated rate programs. El Paso's pipelines and others filed comments on the NOI.

     In July 2003, the FERC issued modifications to its negotiated rate policy applicable to interstate natural gas pipelines. The new policy has two primary changes. First, the FERC will no longer permit the pricing of negotiated rates based on natural gas commodity price indices, although it will permit current contracts negotiated on that basis to continue until the end of the applicable contract period. Second, the FERC is imposing new filing requirements on pipelines to ensure the transparency of negotiated rate transactions.

     Interim Rule on Cash Management. In August 2002, the FERC issued a NOPR proposing, inter alia, that all cash management or money pool arrangements between a FERC-regulated subsidiary and its non-FERC regulated parent be in writing and that, as a condition of participating in such an arrangement, the FERC-regulated entity maintain a minimum proprietary capital balance of 30 percent and both it and its parent maintain investment grade credit ratings. After receiving written comments and hearing industry participants' concerns at a public conference in September 2002, the FERC issued an Interim Rule on Cash Management on June 26, 2003, which did not adopt the proposed limitations on entry into or participating in cash management programs. Instead, the Interim Rule requires natural gas companies to maintain up-to-date documentation authorizing the establishment of the cash management programs in which they participate and supporting all deposits into, borrowings and interest from, and interest expense paid to such programs.

     The Interim Rule also seeks comments on a proposed reporting requirement that a FERC-regulated entity file cash management agreements and any changes thereto within ten days and that it notify the FERC within five days when its proprietary capital ratio falls below 30 percent (i.e., its long-term debt-to equity ratio rises above 70 percent) and when it subsequently returns to or exceeds 30 percent. We filed comments on the Interim Rule on August 7, 2003.

     Emergency Reconstruction of Interstate Natural Gas Facilities Final
Rule. On May 19, 2003, the FERC issued a Final Rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the Final Rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. Lastly, the Final Rule requires that landowners be notified of potential construction but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. At this time, we cannot predict the outcome of this rulemaking.

     FERC Inquiry. In February 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for Southern Natural Gas (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that

El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes will be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, which we fully responded on April 15, 2003.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is also possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Great Lakes

     In March 2003, American Natural Resources contributed the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. to us. El Paso Great Lakes principal asset consists of its effective 50 percent ownership interest in Great Lakes Gas Transmission Limited Partnership. Great Lakes Gas Transmission owns and operates a 2,115 mile interstate natural gas pipeline that transports gas to customers in the midwestern and northeastern United States and Canada.

     Summarized financial information of our proportionate share of our investment in Great Lakes Gas Transmission for the quarters and six months ended June 30, 2003 and 2002 are as follows:

                                                                QUARTER     SIX MONTHS
                                                                 ENDED         ENDED
                                                               JUNE 30,      JUNE 30,
                                                              -----------   -----------
                                                              2003   2002   2003   2002
                                                              ----   ----   ----   ----
                                                                    (IN MILLIONS)
Operating results data:
  Operating revenues........................................  $30    $30    $65    $63
  Operating expenses........................................   14     12     28     21
  Net income(1).............................................    7      9     20     24

---------------

(1)Our proportionate share of net income includes our share of taxes payable by partners recorded by Great Lakes Gas Transmission.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. Our continued participation in the program may be dependent on any final rule issued by the FERC in connection with its Interim Rule on Cash Management as discussed in Note 3. In February 2003, we made non-cash distributions of $528 million in outstanding affiliated receivables to our parent, which were treated as a reduction of our equity. As of June 30, 2003 and December 31, 2002, we had advances to El Paso of $403 million and $560 million. The market rate of interest at June 30, 2003 and December 31, 2002 was 1.3% and 1.5%. These receivables are due upon demand. However, as of June 30, 2003 and December 31, 2002, we have classified these amounts as non-current notes receivables from affiliates because we do not anticipate settlement within the next twelve months.

     At June 30, 2003 and December 31, 2002, we had accounts receivable from related parties of $5 million and $14 million. In addition, we had accounts payable to related parties of $14 million and $10 million at June 30, 2003, and December 31, 2002. These balances arose in the normal course of business.

     At June 30, 2003 and December 31, 2002, we had payables to an affiliate of $200 million and $204 million for obligations related to a non-cancelable lease on our former headquarters. Of this amount, $8 million was classified as current at June 30, 2003 and December 31, 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     The following table shows revenues and charges from our affiliates for the quarters and six months ended June 30, 2003 and 2002:

                                                               QUARTER     SIX MONTHS
                                                                ENDED         ENDED
                                                              JUNE 30,      JUNE 30,
                                                             -----------   -----------
                                                             2003   2002   2003   2002
                                                             ----   ----   ----   ----
                                                                   (IN MILLIONS)
Revenues from affiliates...................................  $ 4    $ 8    $11    $14
Operations and maintenance from affiliates.................   31     26     65     58
Reimbursements for operating expenses from affiliates......    1      1      1      1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our Combined Historical Financial Statements, which include our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, our combined business and property discussion as of March 31, 2003 and our combined managements' discussion and analysis of financial condition and results of operations for the three years ended December 31, 2002 and the quarters ended March 31, 2003 and 2002, in addition to the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations such as the impact of an accounting change, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. We exclude interest and debt expense so that investors may evaluate our operating results without regard to our financing methods. Our business consists of our consolidated operations as well as our investments in unconsolidated affiliates. As a result, we believe EBIT, which includes the results of our consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the operating performance of our business and investments. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. This measurement may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Note 1, in March 2003, El Paso Great Lakes was contributed to us by our parent. Our historical financial statements have been restated to reflect this transaction in the earliest period presented in this filing. The following is a reconciliation of our operating results to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   -------------------
                                                              2003      2002       2003       2002
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  126    $  124     $  311     $  280
Operating expenses.........................................     (86)      (83)      (179)      (157)
                                                             ------    ------     ------     ------
     Operating income......................................      40        41        132        123
                                                             ------    ------     ------     ------
Earnings from unconsolidated affiliates....................      13        14         31         36
Other income...............................................      --         5         --          5
                                                             ------    ------     ------     ------
     Other.................................................      13        19         31         41
                                                             ------    ------     ------     ------
       EBIT................................................      53        60        163        164
Interest and debt expense..................................     (17)      (10)       (30)       (20)
Affiliated interest income, net............................      --         1         --          2
Income taxes...............................................     (14)      (18)       (50)       (52)
                                                             ------    ------     ------     ------
     Net income............................................  $   22    $   33     $   83     $   94
                                                             ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).............................   4,918     4,843      5,903      5,562
                                                             ======    ======     ======     ======

----------

(1) Throughput includes volumes associated with our 50 percent equity investment in Great Lakes. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  Second Quarter 2003 Compared to Second Quarter 2002

     Operating revenues for the quarter ended June 30, 2003, were $2 million higher than the same period in 2002. The increase was due from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility of $5 million and $4 million of sales of operational natural gas recoveries in 2003 that did not occur in 2002. The increase was offset by $9 million of lower storage revenues due to timing of revenues realized in 2003 versus 2002 and lower contracted volumes in 2003.

     Operating expenses for the quarter ended June 30, 2003, were $3 million higher than the same period in 2002. The increase was due to higher prices on natural gas purchased at the Dakota gasification facility of $4 million, a favorable corporate overhead allocation adjustment received in the second quarter of 2002 of $5 million and the reversal of a $3 million liability in the second quarter 2002 related to facilities in Detroit that were no longer being used. The increase was partially offset by additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Other income for the quarter ended June 30, 2003, was $6 million lower than the same period in 2002. The decrease was due to the favorable resolution of uncertainties associated with the sale of our interest in the Iroquois pipeline system of $4 million in the second quarter of 2002 and $2 million of lower equity earnings from our investment in Great Lakes primarily due to lower pension credits in 2003 recorded by Great Lakes.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Operating revenues for the six months ended June 30, 2003, were $31 million higher than the same period in 2002. The increase was primarily due to sales of operational natural gas recoveries in 2003 of $17 million that did not occur in 2002 and $14 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility. Also contributing to the increase were higher transportation revenues of $5 million primarily due to colder winter weather in 2003. The increase was offset by $3 million of lower storage revenues due to lower contracted volumes in 2003.

     Operating expenses for the six months ended June 30, 2003, were $22 million higher than the same period in 2002. The increase was primarily due to higher prices on natural gas purchased at the Dakota gasification facility of $13 million. Also contributing to the increase was $6 million from lower benefit costs in 2002, a favorable corporate overhead allocation adjustment received in the second quarter of 2002 of $5 million, and the reversal of a $3 million liability in the second quarter 2002 related to facilities in Detroit that were no longer being used. The increase was partially offset by additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Other income for the six months ended June 30, 2003, was $10 million lower than the same period in 2002. The decrease was a result of lower equity earnings from our investment in Great Lakes of $5 million primarily due to a favorable use tax settlement recorded by Great Lakes in the first quarter 2002 and the favorable resolution of uncertainties associated with the sale of our interest in the Iroquois pipeline system of $4 million in the second quarter of 2002.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and six months ended June 30, 2003, was $7 million and $10 million higher than the same periods in 2002 due to the issuance of $300 million senior unsecured notes with an annual interest rate of 8.875% in March 2003.

AFFILIATED INTEREST INCOME, NET

  Second Quarter 2003 Compared to Second Quarter 2002

     Affiliated interest income, net for the quarter ended June 30, 2003, was $1 million lower than the same period in 2002 due primarily to lower average advances to El Paso under our cash management program in 2003, and lower short-term interest rates in 2003. The average advance balance due from El Paso of $337 million for the second quarter of 2002 decreased to $170 million in 2003. The average short-term interest rates for the second quarter decreased from 1.9% in 2002 to 1.3% in 2003.

  Six Months Ended 2003 Compared to Six Months Ended 2002

     Affiliated interest income, net for the six months ended June 30, 2003, was $2 million lower than the same period in 2002 due primarily to lower average advances to El Paso under our cash management program in 2003 and lower short-term interest rates in 2003. The average advance balance due from El Paso of $326 million for the first six months of 2002 decreased to $64 million in 2003. The average short-term interest rates decreased from 1.9% in 2002 to 1.3% in 2003.

INCOME TAXES

                                                                  QUARTER         SIX MONTHS
                                                                   ENDED             ENDED
                                                                 JUNE 30,          JUNE 30,
                                                              ---------------   ---------------
                                                               2003     2002     2003     2002
                                                              ------   ------   ------   ------
                                                               (IN MILLIONS, EXCEPT FOR RATES)
Income taxes................................................    $14      $18      $50      $52
Effective tax rate..........................................     39%      35%      38%      36%

     Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes.

OTHER

     WestLeg. In June 2003, the FERC granted certificate authorization for our proposed WestLeg project expansion. The WestLeg project will expand the capacity of our system by about 220 MMcf/d by looping our Madison Lateral line, located in Wisconsin's Walworth and Rock Counties and in Illinois' McHenry County, and modifying our existing Beloit Lateral line in Rock County, WI. The estimated cost of the project is $42 million and the anticipated in-service date of the project is November 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This information updates, and you should read it in conjunction with, information disclosed in Part II, Item 7A in our Combined Historical Financial Statements, in addition to the information presented in Items 1 and 2 of this Quarterly Report on Form 10-Q.

     In March 2003, we issued $300 million of senior unsecured notes with an annual interest rate of 8.875% due 2010. Other than this issuance, there were no material changes in our quantitative and qualitative disclosures about market risks from those as of December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     No Significant Changes in Internal Controls. We have sought to determine whether there were any "significant deficiencies" or "material weaknesses" in ANR Pipeline Company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in ANR Pipeline Company's Internal Controls. This information was important both for the controls evaluation generally and because the principal executive officer and principal financial officer are required to disclose that information to our Board's Audit Committee and our independent auditors and to report on related matters in this section of the Quarterly Report. The principal executive officer and principal financial officer note that there has not been any change in Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Internal Controls.

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Quarterly Report.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.A    $3,000,000,000 Revolving Credit Agreement dated as of April
          16, 2003 among El Paso Corporation, El Paso Natural Gas
          Company, Tennessee Gas Pipeline Company and ANR Pipeline
          Company, as Borrowers, the Lenders Party thereto, and
          JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
          N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A. and Credit Suisse First
          Boston, as Co-Syndication Agents, J.P. Morgan Securities
          Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
          and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
          Corporation's Form 8-K filed April 18, 2003, Commission File
          No. 1-7320).
  10.B    Security and Intercreditor Agreement dated as of April 16,
          2003 among El Paso Corporation, the persons referred to
          therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
          JPMorgan Chase Bank, as Credit Agreement Administrative
          Agent and JPMorgan Chase Bank, as Collateral Agent,
          Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
          El Paso Corporation's Form 8-K filed April 18, 2003,
          Commission File No. 1-7320).
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

April 18, 2003...........................  Announced execution of a $3,000,000,000 revolving credit agreement.
May 20, 2003.............................  Filed Combined Financial Statements
                                           reflecting the contribution to us by
                                           American Natural Resources Company of the
                                           common stock of El Paso Great Lakes, Inc.
June 3, 2003.............................  Filed our Computation of our Ratio of
                                           Earnings to Fixed Charges for the five
                                           years ended December 31, 2002 and the
                                           three months ended March 31, 2003 and
                                           2002
June 4, 2003.............................  Provided additional financial information related to the contribution to us by
                                           American Natural Resources Company of the
                                           common stock of El Paso Great Lakes, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANR PIPELINE COMPANY

Date: August 13, 2003                           /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: August 13, 2003                               /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                                         and Director
                                                   (Principal Financial and
                                                      Accounting Officer)

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  10.A    $3,000,000,000 Revolving Credit Agreement dated as of April
          16, 2003 among El Paso Corporation, El Paso Natural Gas
          Company, Tennessee Gas Pipeline Company and ANR Pipeline
          Company, as Borrowers, the Lenders Party thereto, and
          JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
          N.V. and Citicorp North America, Inc., as Co-Document
          Agents, Bank of America, N.A. and Credit Suisse First
          Boston, as Co-Syndication Agents, J.P. Morgan Securities
          Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
          and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
          Corporation's Form 8-K filed April 18, 2003, Commission File
          No. 1-7320).
  10.B    Security and Intercreditor Agreement dated as of April 16,
          2003 among El Paso Corporation, the persons referred to
          therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
          JPMorgan Chase Bank, as Credit Agreement Administrative
          Agent and JPMorgan Chase Bank, as Collateral Agent,
          Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
          El Paso Corporation's Form 8-K filed April 18, 2003,
          Commission File No. 1-7320).
 *31.A    Certification of Chief Executive Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B    Certification of Chief Financial Officer pursuant to
          sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A    Certification of Chief Executive Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.
 *32.B    Certification of Chief Financial Officer pursuant to 18
          U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
          Sarbanes-Oxley Act of 2002.