Form 10-Q
period 2003-09-30
ANR PIPELINE CO
filed 2003-11-10
CIK 65695

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     Common Stock, par value $1 per share. Shares outstanding on November 10, 2003: 1,000

     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
          Cautionary Statement Regarding Forward-Looking Statements...   14
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   14
Item 4.   Controls and Procedures.....................................   14

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Changes in Securities and Use of Proceeds...................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits and Reports on Form 8-K............................   16
          Signatures..................................................   17

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                              QUARTER ENDED       ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              2003    2002    2003    2002
                                                              -----   -----   -----   -----
Operating revenues..........................................  $117    $120    $428    $400
                                                              ----    ----    ----    ----
Operating expenses
  Operation and maintenance.................................    69      67     217     192
  Depreciation, depletion and amortization..................     9       9      27      27
  Taxes, other than income taxes............................     6       8      19      22
                                                              ----    ----    ----    ----
                                                                84      84     263     241
                                                              ----    ----    ----    ----
Operating income............................................    33      36     165     159
Earnings from unconsolidated affiliates.....................    11      13      42      49
Other income................................................    --      --      --       5
Interest and debt expense...................................   (18)    (11)    (48)    (31)
Affiliated interest income, net.............................     1       2       1       4
                                                              ----    ----    ----    ----
Income before income taxes..................................    27      40     160     186
Income taxes................................................     9      14      59      66
                                                              ----    ----    ----    ----
Net income..................................................  $ 18    $ 26    $101    $120
                                                              ====    ====    ====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2003            2002
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   25          $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and $2 in
      2002..................................................         81              39
     Affiliates.............................................          6              14
     Other..................................................          3               5
  Materials and supplies....................................         22              23
  Other.....................................................         11               8
                                                                 ------          ------
          Total current assets..............................        148              89
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,590           3,599
  Less accumulated depreciation, depletion and
     amortization...........................................      2,194           2,192
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,396           1,407
                                                                 ------          ------
Other assets
  Investments in unconsolidated affiliates..................        325             312
  Notes receivable from affiliates..........................        401             560
  Other.....................................................         33              11
                                                                 ------          ------
                                                                    759             883
                                                                 ------          ------
          Total assets......................................     $2,303          $2,379
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   22          $   28
     Affiliates.............................................         57              10
     Other..................................................         24              38
  Accrued interest..........................................         17               9
  Taxes payable.............................................         51              56
  Other payable to affiliate................................          8               8
  Other.....................................................         28              21
                                                                 ------          ------
          Total current liabilities.........................        207             170
                                                                 ------          ------
Long-term debt..............................................        807             511
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        300             267
  Payable to affiliates.....................................        192             196
  Other.....................................................         42              52
                                                                 ------          ------
                                                                    534             515
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................         --              --
  Additional paid-in capital................................        598             599
  Retained earnings.........................................        157             584
                                                                 ------          ------
          Total stockholder's equity........................        755           1,183
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,303          $2,379
                                                                 ======          ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                               NINE MONTHS
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                               2003    2002
                                                              ------   -----
Cash flows from operating activities
  Net income................................................  $ 101    $120
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     27      27
     Deferred income tax expense............................     32      19
     Undistributed earnings of unconsolidated affiliates....    (13)    (19)
     Other non-cash income items............................      2      --
     Working capital changes................................     35      90
     Non-working capital changes............................    (24)     (6)
                                                              -----    ----
       Net cash provided by operating activities............    160     231
                                                              -----    ----
Cash flows from investing activities
  Additions to property, plant and equipment................    (61)    (73)
  Proceeds from the sale of assets..........................      7       2
  Net change in affiliated advances receivable..............   (369)   (160)
                                                              -----    ----
       Net cash used in investing activities................   (423)   (231)
                                                              -----    ----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........    288      --
                                                              -----    ----
       Net cash provided by financing activities............    288      --
                                                              -----    ----
Increase in cash and cash equivalents.......................     25      --
Cash and cash equivalents
  Beginning of period.......................................     --      --
                                                              -----    ----
  End of period.............................................  $  25    $ --
                                                              =====    ====
Supplemental cash flow disclosures:
  Non-cash dividend to parent of affiliated receivables.....  $ 528    $ --
                                                              =====    ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. These financial statements are unaudited and, because this is an interim period filing presented using a condensed format, do not include all of the disclosures required by generally accepted accounting principles. You should read it along with our Current Report on Form 8-K/A dated May 20, 2003, and our Current Report on Form 8-K filed June 4, 2003 (our Combined Historical Financial Statements), which include a summary of our significant accounting policies and our audited combined financial statements and related footnotes as of December 31, 2002 and 2001 and for the three years ended December 31, 2002. As discussed below, our historical financial information as of December 31, 2002, and for the quarter and nine months ended September 30, 2002, has been restated to reflect the contribution of El Paso Great Lakes, Inc. to us by El Paso. We derived the balance sheet as of December 31, 2002, from our Combined Historical Financial Statements. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to the current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

  Acquisition of El Paso Great Lakes

     In March 2003, American Natural Resources Company, an affiliate and subsidiary of El Paso, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes had a net book value at the time of its contribution of approximately $247 million. El Paso Great Lakes' principal asset consists of its effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership, which is accounted for under the equity method. It held this interest through a direct investment in the Great Lakes Gas Transmission Limited Partnership and indirectly through its 50 percent ownership of Great Lakes Gas Transmission Company. Since both El Paso Great Lakes and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the contribution at its historical cost and its operating results in our financial statements for all periods prior to its contribution. As a result, our financial statements reflect the contribution of El Paso Great Lakes as though it occurred on January 1, 2002 (the beginning of the earliest period presented in these financial statements). Our historical and combined net income for the quarter and nine months ended September 30, 2002 is presented below.

                                                          QUARTER             NINE MONTHS
                                                           ENDED                 ENDED
                                                     SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                                     ------------------    ------------------
                                                                  (IN MILLIONS)
Net income
  Historical.......................................         $17                   $ 87
  El Paso Great Lakes, Inc. .......................           9                     33
                                                            ---                   ----
     Combined net income...........................         $26                   $120
                                                            ===                   ====

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

     Accounting for Regulated Operations. Our natural gas systems and storage operations are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefit plans, and other costs included in, or expected to be included in, future rates.

     As a result of recent changes in our competitive environment and operating cost structure, we continue to assess the applicability of the provisions of SFAS No. 71 to our financial statements. The outcome of this evaluation could result in the restoration of our application of this accounting. We expect to complete our current evaluation of the applicability of SFAS No. 71 by the end of this year.

2. DEBT AND OTHER CREDIT FACILITIES

  Debt

     In March 2003, we issued $300 million of senior unsecured notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off intercompany payables of $263 million. The remaining net proceeds of $25 million were retained for future capital expenditure requirements.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaces El Paso's previous $3 billion revolving credit facility. Approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations to the new $3 billion revolving credit facility. We, along with El Paso and our affiliates, Tennessee Gas Pipeline Company and El Paso Natural Gas Company (EPNG), are borrowers under the $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including its equity in us, collateralizes the $3 billion revolving credit facility and the other financing arrangements. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of September 30, 2003, $1.3 billion was outstanding and $1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which were borrowed by or issued on behalf of us.

     Under the $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 4. For the nine months ended September 30, 2003, we were in compliance with these covenants.

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

     Will Price (formerly Quinque). We and a number of our affiliates were named defendants in Quinque Operating Company, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Quinque has been dropped as a plaintiff and Will Price has been added. This class action complaint alleges that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands. The plaintiff in this case seeks certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that the plaintiff contends these owners should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification was denied on April 10, 2003. Plaintiffs' motion to file another amended petition to narrow the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado was granted on July 28, 2003. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As of September 30, 2003, we had no material accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2003, we had accrued approximately $26 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through

2027. Our accrual at September 30, 2003 was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2003 (in millions):

Balance as of January 1, 2003...............................       $26
Additions/adjustments for remediation activities............         3
Payments for remediation activities.........................        (4)
Other changes, net..........................................         1
                                                                   ---
Balance as of September 30, 2003............................       $26
                                                                   ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $28 million in the aggregate for the years 2003 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2003, we estimate that our total remediation expenditures will be approximately $2 million. All of this amount is being expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2003, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

     It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties relating to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate.

  Rates and Regulatory Matters

     Order No. 637. In February 2000, the FERC issued Order No. 637. Order No. 637 impacts the way pipelines conduct their operational activities, including how they release capacity, segment capacity, manage imbalance services, issue operational flow orders, and impose pipeline penalties. We filed our compliance proposal in June 2000, and subsequently filed an Offer of Settlement in July 2001. On December 2, 2002, we sought rehearing of an October 31, 2002 FERC order responding to the United States Court of Appeals for the District of Columbia Circuit's order remanding various aspects of order No. 637. In December 2001, the FERC approved the Settlement subject to certain modifications and conditions. Due to the modifications and conditions, and after meeting with parties to our Order No. 637 proceeding, we submitted a modified Settlement for approval by the FERC.

     On April 9, 2003, the FERC issued an order accepting the modified Settlement, but required further changes and in particular rejected our proposed limitations on the ability of certain Replacement Shippers to use segmenting to reserve point capacity and, therefore, firm capacity on a primary firm basis. On April 24, 2003, we advised the FERC that, due to the required changes, we were unwilling to accept the settlement as modified by its April 9 order. On May 8, 2003, we met with parties to the proceedings to determine whether the settlement could be preserved through further negotiations. On May 9, 2003, we filed for rehearing of the April 9 order. As a result of our May 8 meeting with the parties, on May 28, 2003, we filed a further modified settlement with the FERC. On September 23, 2003, the FERC substantially granted the rehearing request and directed other minor changes in the tariff language. We filed language to comply with this directive on October 8, 2003. Meanwhile, we implemented Order No. 637 provisions on October 1, 2003.

     Marketing Affiliate NOPR. In September 2001, the FERC issued a Notice of Proposed Rulemaking (NOPR) proposing to apply the standards of conduct governing the relationship between interstate pipelines and marketing affiliates to all energy affiliates. The proposed regulations, if adopted by the FERC, would dictate how we conduct business and interact with our energy affiliates. We have filed comments with the FERC addressing our concerns with the proposed rules, participated in a public conference, and filed additional comments. At this time, we cannot predict the outcome of the NOPR, but adoption of the regulations in their proposed form would, at a minimum, place additional administrative and operational burdens on us.

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

     In July 2003, the FERC issued an order that prospectively prohibits pipelines from negotiating rates based upon natural gas commodity price indices and imposes certain new filing requirements to ensure the transparency of negotiated rate transactions. Requests for rehearing were filed on August 25, 2003 and remain pending. We do not expect that the order on rehearing will have a material effect on us.

     Cash Management Rule. On October 23, 2003, the FERC approved a rule that requires a FERC regulated entity to file its cash management agreement with the FERC, maintain records of transactions involving its participation in the cash management program, compute its proprietary capital ratio quarterly based on criteria established by the FERC, and notify the FERC 45 days after the end of a calendar quarter whether its proprietary capital ratio falls below 30 percent and subsequently when its proprietary capital ratio returns to or exceeds 30 percent. In the rule, the FERC stated that the requirements imposed by the rule are not in the nature of a regulation governing participation in cash management programs and that the rule does not dictate the content or terms for participating in a cash management program. Although the rule is subject to rehearing, we do not believe an order on rehearing will have a material effect on us.

     On September 10, 2003, the Office of Executive Director of Regulatory Audits completed an industry-wide audit of the FERC Form 2 related to cash management. The audit included our affiliates, EPNG and Mojave. The audit did not identify any instances of non-compliance with the FERC's reporting and recording requirements but recommended that EPNG and Mojave revise and update their existing cash management agreements with El Paso. We are in the process of reviewing and revising our cash management agreement pursuant to this recommendation.

     Emergency Reconstruction of Interstate Natural Gas Facilities Rule. On May 19, 2003, the FERC issued a rule that amends its regulations to enable natural gas interstate pipeline companies, in emergency situations resulting in sudden, unanticipated loss of natural gas or capacity, to replace facilities when immediate action is required to restore service for the protection of life or health or for the maintenance of physical property. Specifically, the rule permits a pipeline to replace mainline facilities using a route other than an existing right-of-way, to commence construction without being subject to a 45-day waiting period, and to undertake projects that exceed the existing blanket cost constraints. It also requires that landowners be notified of potential construction, but provides for a possible waiver of the 30-day waiting period.

     Pipeline Safety Notice of Proposed Rulemaking. In January 2003, the U.S. Department of Transportation issued a NOPR proposing to establish a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the notice refers to as "high consequence areas." The proposed rule resulted from the enactment of the Pipeline Safety Improvement Act of 2002, a new bill signed into law in December 2002. Comments on the NOPR were filed on April 30, 2003. Although we cannot predict the outcome of this rulemaking, we do not expect this order to have a material effect on us.

     FERC Inquiry. In February 2003, El Paso received a letter from the Office of the Chief Accountant at the FERC requesting details of its announcement of 2003 asset sales and plans for Southern Natural Gas (an El Paso subsidiary) and us to issue a combined $700 million of long-term notes. The letter requested that El Paso explain how it intended to use the proceeds from the issuance of the notes and if the notes were to be included in the two regulated companies' capital structure for rate-setting purposes. Our response to the FERC was filed on March 12, 2003. On April 2, 2003, we received an additional request for information, to which we fully responded on April 15, 2003.

     ANR Cashout Proceeding. On May 1, 2002, ANR made its annual filing to reconcile the costs and revenues associated with operating its cashout program, a program which involves the sale and purchase of natural gas to satisfy shipper imbalances. On October 31, 2002, the FERC accepted the filing, and allowed ANR's proposed cashout surcharge to go into effect. However, the FERC found that the existing cashout mechanism, which it had previously approved, was no longer "just and reasonable" under the NGA. That is because FERC found that the existing mechanism produced wide variances in the surcharge amount from period to period and that certain shippers did not have an adequate opportunity to resolve their imbalances prior to being subjected to the surcharge. The FERC set the case for hearing to establish a replacement mechanism. A group of shippers who are interveners in the case have recently filed testimony proposing a mechanism which would require ANR to credit to an imbalance account: (1) past and possible future revenues associated with over-recovered fuel and lost and unaccounted for gas; (2) past and possible future revenues associated with ANR's Firm Storage Service Overrun Service; and (3) the estimated value of balancing assets utilized by ANR to provide other transportation services. ANR opposes this proposal on the grounds, among others, that it would require retroactive refunds, which is contrary to Section 5 of the Natural Gas Act. A hearing is scheduled for January 15, 2004. The outcome of this case is not presently determinable but we do not believe that it will have an adverse material impact on us.

     While the outcome of our outstanding legal matters, environmental matters and rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters. It is possible that the outcome of these matters could impact our credit rating and that of our parent. Further, for environmental matters, it is possible that other developments, such as increasingly strict environmental laws and regulations and claims for damages to property, employees, other persons and the environment resulting from our current or past operations, could result in substantial costs and liabilities in the future. As new information for our outstanding legal matters, environmental matters and rates and regulatory matters becomes available, or relevant developments occur, we will review our accruals and make any appropriate adjustments. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND RELATED PARTY TRANSACTIONS

  Great Lakes

     In March 2003, American Natural Resources contributed the common stock of its wholly owned subsidiary, El Paso Great Lakes, to us. El Paso Great Lakes' principal asset consists of its effective 50 percent ownership interest in Great Lakes Gas Transmission Limited Partnership. Great Lakes Gas Transmission owns and operates a 2,115 mile interstate natural gas pipeline that transports gas to customers in the midwestern and northeastern United States and Canada.

     Summarized financial information of our proportionate share of our investment in Great Lakes Gas Transmission for the quarters and nine months ended September 30, 2003 and 2002 are as follows:

                                                                QUARTER       NINE MONTHS
                                                                 ENDED           ENDED
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                             -------------   --------------
                                                             2003    2002    2003     2002
                                                             -----   -----   -----    -----
                                                                     (IN MILLIONS)
Operating results data:
  Operating revenues.......................................   $31     $31     $96      $94
  Operating expenses.......................................    15      14      43       35
  Net income(1)............................................     7       9      27       33

---------------

(1)Our proportionate share of net income includes our share of taxes payable by partners recorded by Great Lakes Gas Transmission.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. In February 2003, we made non-cash distributions of $528 million in outstanding affiliated receivables to our parent, which were treated as a reduction of our stockholder's equity. As of September 30, 2003 and December 31, 2002, we had advanced to El Paso $401 million and $560 million. The market rate of interest at September 30, 2003 and December 31, 2002 was 3.5% and 1.5%. These receivables are due upon demand; however, as of September 30, 2003 and December 31, 2002, we have classified these amounts as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months.

     At September 30, 2003 and December 31, 2002, we had accounts receivable from related parties of $6 million and $14 million. In addition, we had accounts payable to related parties of $57 million and $10 million at September 30, 2003, and December 31, 2002. These balances arose in the normal course of business.

     At September 30, 2003 and December 31, 2002, we had payables to an affiliate of $200 million and $204 million for obligations related to a non-cancelable lease on our former headquarters. Of this amount, $8 million was classified as current at September 30, 2003 and December 31, 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     In the second quarter of 2003, we sold a non-pipeline asset and received net proceeds of $6 million of which $3 million was from our parent, and no gain or loss was recognized on this sale.

     The following table shows revenues and charges from our affiliates for the quarters and nine months ended September 30, 2003 and 2002:

                                                              QUARTER        NINE MONTHS
                                                               ENDED            ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                           --------------   --------------
                                                           2003     2002    2003     2002
                                                           -----    -----   -----    -----
                                                                    (IN MILLIONS)
Revenues from affiliates.................................   $ 3      $ 7     $14      $21
Operations and maintenance from affiliates...............    32       34      97       92
Reimbursements for operating expenses from affiliates....    --       --       1        1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our Combined Historical Financial Statements and the financial statements and notes presented in Item 1 of this Form 10-Q.

                             RESULTS OF OPERATIONS

     We use earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We believe EBIT, which includes the results of our consolidated and unconsolidated operations, is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments. In addition, this is the measurement used by El Paso to evaluate the operating performance of its business segments. We exclude interest and debt expense from this measure so that investors may evaluate our operating results without regard to our financing methods. EBIT may not be comparable to measurements used by other companies and should not be used as a substitute for net income or other performance measures such as operating income or operating cash flow. As discussed in Item 1, Notes 1 and 4, in March 2003, El Paso Great Lakes was contributed to us by our parent. Our historical financial statements have been restated to reflect this transaction for the earliest period presented in this filing. The following is a reconciliation of our operating results to our EBIT and our EBIT to our net income for the periods ended September 30:

                                                                                    NINE MONTHS
                                                               QUARTER ENDED           ENDED
                                                               SEPTEMBER 30,       SEPTEMBER 30,
                                                             -----------------   -----------------
                                                              2003      2002      2003      2002
                                                             -------   -------   -------   -------
                                                             (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  117    $  120    $  428    $  400
Operating expenses.........................................     (84)      (84)     (263)     (241)
                                                             ------    ------    ------    ------
     Operating income......................................      33        36       165       159
                                                             ------    ------    ------    ------
Earnings from unconsolidated affiliates....................      11        13        42        49
Other income...............................................      --        --        --         5
                                                             ------    ------    ------    ------
     Other.................................................      11        13        42        54
                                                             ------    ------    ------    ------
       EBIT................................................      44        49       207       213
Interest and debt expense..................................     (18)      (11)      (48)      (31)
Affiliated interest income, net............................       1         2         1         4
Income taxes...............................................      (9)      (14)      (59)      (66)
                                                             ------    ------    ------    ------
     Net income............................................  $   18    $   26    $  101    $  120
                                                             ======    ======    ======    ======
Throughput volumes (BBtu/d)(1).............................   4,695     4,858     5,495     5,325
                                                             ======    ======    ======    ======

----------

(1) Throughput includes volumes associated with our 50 percent equity investment in Great Lakes. Prior period volumes have been restated to reflect our current year presentation which includes billable transportation throughput volume for storage withdrawal.

  Third Quarter 2003 Compared to Third Quarter 2002

     Operating revenues for the quarter ended September 30, 2003, were $3 million lower than the same period in 2002. The decrease was primarily due to a $3 million reduction of Dakota gasification facility purchased gas resales following a FERC approved buyout of this contract effective August 1, 2003 and lower transportation and storage revenues of $2 million due to contract changes relating to our customer, We Energies. The decrease was partially offset by $2 million of sales of operational natural gas recoveries in 2003 that did not occur in 2002.

     Operating expenses for the quarter ended September 30, 2003, were consistent with the same period in 2002. There was a net increase of $3 million related to the Dakota contract buyout offset by a $2 million unfavorable property tax adjustment recorded in the third quarter of 2002 and lower shared services costs of $1 million allocated to us in 2003.

     Other income for the quarter ended September 30, 2003, was $2 million lower than the same period in 2002. The decrease was due to lower equity earnings from our investment in Great Lakes primarily related to reorganization charges incurred and recorded in 2003 by Great Lakes.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Operating revenues for the nine months ended September 30, 2003, were $28 million higher than the same period in 2002. The increase was primarily due to sales of operational natural gas recoveries in 2003 of $19 million that did not occur in 2002 and $17 million from higher realized prices in 2003 on the resale of natural gas purchased from the Dakota gasification facility, partially offset by lower gas resales of $5 million following the buyout of the Dakota gas purchase contract. Also contributing to the increase were higher transportation revenues of $4 million primarily due to colder winter weather in 2003. These increases were partially offset by lower transportation and storage revenues of $6 million due to contract changes relating to our customer We Energies and $3 million of lower storage revenues due to lower contracted volumes in 2003.

     Operating expenses for the nine months ended September 30, 2003, were $22 million higher than the same period in 2002. The increase was primarily due to higher prices on natural gas purchased at the Dakota gasification facility of $16 million along with the impact of the FERC approved contract buyout of $6 million, partially offset by lower gas purchases of $5 million following the termination of the Dakota contract. Also contributing to the increase was $6 million from lower benefit costs in 2002, a favorable corporate overhead allocation adjustment received in the second quarter of 2002 of $5 million, and the reversal of a $3 million liability in the second quarter 2002 related to facilities in Detroit that were no longer being used. These increases were partially offset by additional accruals in the second quarter of 2002 of $10 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Other income for the nine months ended September 30, 2003, was $12 million lower than the same period in 2002. The decrease was a result of lower equity earnings from our investment in Great Lakes of $7 million primarily due to a favorable use tax settlement recorded by Great Lakes in the first quarter of 2002 and the favorable resolution of uncertainties associated with the sale of our interest in the Iroquois pipeline system of $4 million in the second quarter of 2002.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the quarter and nine months ended September 30, 2003, was $7 million and $17 million higher than the same periods in 2002 due to the issuance of $300 million senior unsecured notes with an annual interest rate of 8.875% in March 2003.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2003 Compared to Third Quarter 2002

     Affiliated interest income, net for the quarter ended September 30, 2003, was $1 million lower than the same period in 2002 due primarily to lower average advances to El Paso under its cash management program in 2003, offset by higher short-term interest rates in 2003. The average advance balance due from El Paso of $274 million for the third quarter of 2002 decreased to $244 million during the same period in 2003. The average short-term interest rates for the third quarter increased from 1.8% in 2002 to 1.9% during the same period in 2003.

  Nine Months Ended 2003 Compared to Nine Months Ended 2002

     Affiliated interest income, net for the nine months ended September 30, 2003, was $3 million lower than the same period in 2002 due primarily to lower average advances to El Paso under its cash management program and lower short-term interest rates in 2003. The average advance balance due from El Paso of $302 million for the first nine months of 2002 decreased to $139 million during the same period in 2003. The average short-term interest rates decreased from 1.9% in 2002 to 1.6% during the same period in 2003.

INCOME TAXES

                                                                 QUARTER          NINE MONTHS
                                                                  ENDED              ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,
                                                             ----------------   ---------------
                                                              2003      2002     2003     2002
                                                             ------    ------   ------   ------
                                                              (IN MILLIONS, EXCEPT FOR RATES)
Income taxes...............................................   $ 9       $14      $59      $66
Effective tax rate.........................................    33%       35%      37%      35%

     Our effective tax rates were different than the statutory rate of 35 percent primarily due to state income taxes and earnings from unconsolidated affiliates where we anticipate receiving dividends.

OTHER

     WestLeg. In June 2003, the FERC granted certificate authorization for our proposed WestLeg project expansion. The WestLeg project will expand the capacity of our system by approximately 218 MMcf/d by looping our Madison Lateral line, located in Wisconsin's Walworth and Rock Counties and in Illinois' McHenry County, and modifying our existing Beloit Lateral line in Rock County, Wisconsin. The estimated cost of the project is approximately $45 million and the anticipated in-service date of the project is November 2004. Total year to date expenditures on the project have been approximately $2 million.

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

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

                                              ANR PIPELINE COMPANY

Date: November 10, 2003                         /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: November 10, 2003                             /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                                         and Director
                                                   (Principal Financial and
                                                      Accounting Officer)

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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