Form 10-K
period 2003-12-31
ANR PIPELINE CO
filed 2004-03-15
CIK 65695

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
9.625% Debentures, due 2021
7.375% Debentures, due 2024                        New York Stock Exchange
    7% Debentures, due 2025     ................

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

     Common Stock, par value $1 per share. Shares outstanding on March 15, 2004:
1,000

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                  CAPTION
                                  -------
                                                                        PAGE
                                                                        ----

                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................    3
Item 3.   Legal Proceedings...........................................    3
Item 4.   Submission of Matters to a Vote of Security Holders.........    *

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    4
Item 6.   Selected Financial Data.....................................    *
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    4
          Risk Factors and Cautionary Statement for purposes of the
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.............................    8
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   13
Item 8.   Financial Statements and Supplementary Data.................   14
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   36
Item 9A.  Controls and Procedures.....................................   36

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    *
Item 11.  Executive Compensation......................................    *
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters................    *
Item 13.  Certain Relationships and Related Transactions..............    *
Item 14.  Principal Accountant Fees and Services......................   37

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   37
          Signatures..................................................   48

---------------

* We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

     Below is a list of terms that are common to our industry and used throughout this document:

/d      = per day
BBtu    = billion British thermal units
Bcf     = billion cubic feet
MMcf    = million cubic feet
Tcfe    = trillion cubic feet of gas equivalents

     When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

     When we refer to "us", "we", "our", or "ours", we are describing ANR Pipeline Company and/or our subsidiaries.

                                       (i)

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

     We are a Delaware corporation incorporated in 1945. In January 2001, we became an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We are involved in the transportation, storage and gathering of natural gas and related services. We conduct our business activities through two natural gas pipeline systems and storage facilities, all of which are discussed below.

     The Pipeline Systems. The ANR pipeline system consists of approximately 10,600 miles of pipeline with a design capacity of approximately 6,414 MMcf/d. During 2003, 2002 and 2001, our average throughput was 4,232 BBtu/d, 4,130 BBtu/d and 4,531 BBtu/d. Our two interconnected, large-diameter multiple pipeline systems transport natural gas from natural gas producing fields in Louisiana, Oklahoma, Texas and the Gulf of Mexico to markets in the midwestern and northeastern regions of the U.S., including the metropolitan areas of Chicago, Detroit and Milwaukee. Our pipeline system connects with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets served by these pipelines, including pipelines owned by Alliance Pipeline L.P., Vector Pipeline L.P., Guardian Pipeline LLC, Viking Gas Transmission Company, Midwestern Gas Transmission, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Great Lakes Gas Transmission Limited Partnership, and Northern Natural Gas Company.

     In addition to our existing system, the Federal Energy Regulatory Commission (FERC) approved the Westleg Wisconsin expansion, which will increase capacity of our existing system by looping the Madison lateral and by enlarging the Beloit lateral. The project is expected to expand our overall capacity by 218 MMcf/d and has an anticipated completion date of November 2004.

     We also have an effective 50 percent ownership interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes L.P.) We own this interest through a direct 46 percent interest in Great Lakes L.P. and indirectly through our 50 percent ownership interest in Great Lakes Gas Transmission Company, which owns 8 percent of Great Lakes L.P. Great Lakes L.P. owns and operates a 2,115 mile interstate natural gas pipeline with a design capacity of 2,895 MMcf/d that transports gas to customers in the midwestern and northeastern U.S. and eastern Canada. During 2003, 2002 and 2001, average throughput was 2,366 BBtu/d, 2,378 BBtu/d and 2,224 BBtu/d.

     Storage Facilities. As of December 31, 2003, we owned or contracted for approximately 202 Bcf of underground natural gas storage capacity which included the contracted rights for 75 Bcf of natural gas storage capacity, of which 45 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage Company, both of which are our affiliates. The maximum daily delivery capacity of our underground natural gas storage is approximately 3 Bcf.

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

     - maintenance of accounts and records;

     - relationships between pipeline and energy affiliates;

     - terms and conditions of services;

     - depreciation and amortization policies;

     - acquisition and disposition of facilities; and

     - initiation and discontinuation of services.

     The fees or rates established under our tariff are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Approximately 87 percent of our 2003 transportation services revenue is attributed to a capacity reservation, or demand charge, paid by firm customers. Firm customers are those who are obligated to pay a monthly demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 13 percent of our transportation services revenue is attributed to charges based solely on the volumes of natural gas actually transported or stored on our pipeline system. Consequently, our results have historically been relatively stable. However, our results can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers.

     Our interstate pipeline system is also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our system has ongoing inspection programs designed to keep our system in compliance with environmental and pipeline safety requirements. We believe that our system is in material compliance with the applicable requirements.

     We are subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission system and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.

     A discussion of significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

                            MARKETS AND COMPETITION

     We have approximately 228 firm and interruptible customers, including local distribution companies, industrial customers, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation services in both our natural gas supply and market areas. We have approximately 537 firm contracts with remaining terms that extend from one month to 21 years, and with a weighted average remaining contract term of approximately four years. Approximately 97 percent of our total capacity is subscribed under firm agreements. Substantially all of the natural gas that we transport or store is owned by our shippers and accordingly, we do not assume any material natural gas commodity price risk related to this gas.

     The most significant customer we served in 2003 was We Energies, with capacity of 1,050 BBtu/d under contracts that expire in 2004 through 2010. We Energies owns an interest in the Guardian Pipeline, which is currently serving a portion of its firm transportation requirements and directly competes with us for a portion of the markets in Wisconsin served by our expiring capacity.

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

     A number of large natural gas consumers are electric utility companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The potential consequences of proposed and ongoing restructuring and deregulation of the electric power industry are currently unclear. Restructuring and deregulation potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased efficiency in generation and the use of surplus electric capacity as a result of open market access.

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

     Our existing contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or re-market expiring capacity is dependent on competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or re-negotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contracts at fully subscribed quantities and at maximum rates allowed under our tariff, we must, at times, discount our contracts to remain competitive.

                                 ENVIRONMENTAL

     A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

                                   EMPLOYEES

     As of March 9, 2004, we had approximately 390 full-time employees, none of whom are subject to a collective bargaining agreement.

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

ITEM 3. LEGAL PROCEEDINGS

     A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 10, and is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     All of our common stock, par value $1 per share, is owned by an indirect subsidiary of El Paso, and accordingly, our stock is not publicly traded.

     We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we distributed a $528 million dividend of affiliated receivables to our parent. No common stock dividends were declared or paid in 2002. We paid cash dividends of $30 million to our parent in 2001.

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

                                    GENERAL

     Our business consists of interstate natural gas transportation, storage, gathering and related services. Our interstate natural gas transmission system and natural gas storage business face varying degrees of competition from other pipelines, as well as from alternate energy sources, such as electricity, coal and fuel oil. We are regulated by the FERC. The FERC regulates the rates we can charge our customers. These rates are a function of our costs of providing services to our customers, and include a return on our invested capital. As a result, our financial results have historically been relatively stable. However, they can be subject to volatility due to factors such as weather, changes in natural gas prices and market conditions, regulatory actions, competition and the credit-worthiness of our customers. In addition, our ability to extend existing customer contracts or re-market expiring contracted capacity is dependent on competitive alternatives, the regulatory environment and supply and demand factors at the relevant dates these contracts are extended or expire. We make every attempt to negotiate contracts at fully-subscribed quantities and at maximum rates allowed under our tariff; however, many of our contracts are discounted to meet competition.

                             RESULTS OF OPERATIONS

     Our management, as well as El Paso's management, uses earnings before interest and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, such as the impact of accounting changes, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow. The following is a reconciliation of our operating results to our EBIT and our EBIT to our net income for the year ended December 31:

                                                                2003         2002
                                                              --------     --------
                                                              (IN MILLIONS, EXCEPT
                                                                 VOLUME AMOUNTS)
Operating revenues..........................................   $  554       $  544
Operating expenses..........................................     (346)        (323)
                                                               ------       ------
       Operating income.....................................      208          221
Other income................................................       58           69
                                                               ------       ------
     EBIT...................................................      266          290
Interest and debt expense...................................      (66)         (41)
Affiliated interest income, net.............................        4            6
Income taxes................................................      (74)         (92)
                                                               ------       ------
     Net income.............................................   $  130       $  163
                                                               ======       ======
Throughput volumes (BBtu/d)(1)..............................    5,415        5,319
                                                               ======       ======

---------------

(1) Throughput volumes include billable transportation throughput volume for storage withdrawal and volumes associated with our 50 percent equity investment in Great Lakes L.P.

OPERATING RESULTS (EBIT)

     Our EBIT for the year ended December 31, 2003 decreased $24 million compared to 2002. Transportation and storage revenues decreased approximately $10 million due to contract changes related to our significant customer, We Energies. Guardian Pipeline, which is owned in part by We Energies, is currently serving a portion of their firm transportation requirements and directly competes with us for a portion of the markets in Wisconsin. This direct impact to EBIT was offset by higher revenues from the 2003 sale of operational natural gas recoveries for $19 million that did not occur in 2002. Also contributing to the decrease in EBIT were $9 million from lower benefit costs in 2002, lower equity earnings in 2003 from our investment in Great Lakes of $6 million primarily due to a favorable use tax settlement recorded by Great Lakes in 2002, a $5 million increase in 2003 expense related to a historical system balancing adjustment, a 2002 favorable resolution of uncertainties related to the sale of our interest in the Iroquois pipeline system which occurred following the merger with El Paso in 2001 of $4 million and the reversal of a $3 million liability in the second quarter 2002 related to facilities in Detroit that were no longer being used. Offsetting these items were higher accruals in 2002 of $5 million on estimated liabilities to assess and remediate our environmental exposure due to an ongoing evaluation of the exposure at our facilities.

     Our business is primarily driven by contracts with shippers transporting or storing natural gas on our pipeline system. Our tariff structure, which is regulated by the FERC, requires shippers to pay us on the basis of stated transportation and storage rates. Under our tariff structure, approximately 87 percent of our 2003 transportation services revenue was attributed to a capacity reservation, or demand charge, paid by firm customers. Firm customers are those who are obligated to pay a monthly demand charge, regardless of the amount of natural gas they actually transport or store on our pipeline system, for the term of their contracts. As these contracts expire, our revenue varies depending on the rates at which they are renewed. During 2003, the renewal rates for contracts with our customers declined as a result of increased competition, causing our transportation revenue to decrease. This trend may continue in the foreseeable future based on the current market environment for our pipeline system.

INTEREST AND DEBT EXPENSE

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              --------------
                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Long-term debt..............................................   $69      $44
Less: Capitalized interest..................................    (3)      (3)
                                                               ---      ---
     Total interest and debt expense........................   $66      $41
                                                               ===      ===

     Interest and debt expense for the year ended December 31, 2003, was $25 million higher than in 2002 due to the issuance of $300 million senior unsecured notes with an annual interest rate of 8.875% in March 2003.

AFFILIATED INTEREST INCOME, NET

     Affiliated interest income, net for the year ended December 31, 2003, was $2 million lower than in 2002. The decrease was due to lower average advances to El Paso under our cash management program. The average advances to El Paso were $206 million in 2003 versus $304 million in 2002, and the average short-term interest rate increased from 1.9% in 2002 to 2.0% in 2003.

INCOME TAXES

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003        2002
                                                              ------      ------
                                                                (IN MILLIONS,
                                                              EXCEPT FOR RATES)
Income taxes................................................    $74         $92
Effective tax rate..........................................     36%         36%

     Our effective tax rates differed from the statutory rate of 35 percent in both periods primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 6.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have been provided by cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. As of December 31, 2003, we had receivables from El Paso and its affiliates of $367 million as a result of this program. These receivables are due upon demand; however, as of December 31, 2003, we classified this amount as non-current notes receivable from affiliates in our balance sheet because we do not anticipate settlement within the next twelve months. We believe that cash flows from operating activities will be adequate to meet our short-term capital requirements for existing operations. However, as a result of recent announcements by El Paso related to a revision of its estimates of its natural gas and oil reserves, our ability to borrow or recover the amounts advanced under El Paso's cash management program could be impacted. See Item 8, Financial Statements and Supplementary Data, Note 2 for a discussion of these matters. Our cash flows for the years ended December 31 were as follows:

                                                              2003(1)   2002
                                                              -------   -----
                                                               (IN MILLIONS)
Cash flows from operating activities........................   $ 166    $ 206
Cash flows from investing activities........................    (429)    (220)
Cash flows from financing activities........................     288       14

---------------

(1) In 2003, we made non-cash distributions of $528 million in outstanding affiliated receivables to our parent.

     In a series of credit rating agency actions beginning in 2002, and contemporaneously with the downgrades of the senior unsecured indebtedness of our parent company, El Paso, our senior unsecured indebtedness was downgraded to below investment grade and is currently rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and could impede our access to capital markets in the future.

CAPITAL EXPENDITURES

     Our capital expenditures during the periods indicated are listed below:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Maintenance.................................................  $ 76    $ 83
Expansion/Other.............................................    25      35
                                                              ----    ----
     Total..................................................  $101    $118
                                                              ====    ====

     Under our current plan, we expect to spend between approximately $81 million and $86 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipeline and ensure the reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $48 million and $62 million in each of the next three years to expand the capacity and services of our pipeline system. In the current environment, we will require contract commitments for capital intensive projects. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and with amounts we retained from our 2003 debt offering discussed in Item 8, Financial Statements and Supplementary Data, Note 9.

DEBT

     As of December 31, 2003, we had long-term debt outstanding of $807 million, net of a $5 million discount, $75 million of which may mature within the next five years. For a discussion of our debt and other credit facilities, see Item 8, Financial Statements and Supplementary Data, Note 9, which is incorporated herein by reference.

                         COMMITMENTS AND CONTINGENCIES

     For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 10, which is incorporated herein by reference.

            NEW ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

     As of December 31, 2003, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

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

                         RISKS RELATED TO OUR BUSINESS

OUR SUCCESS DEPENDS ON FACTORS BEYOND OUR CONTROL.

     Our business is primarily the transportation, storage and gathering of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current transportation services revenues, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

     - future weather conditions, including those that favor alternative energy sources such as hydroelectric power;

     - price competition;

     - drilling activity and supply of natural gas availability;

     - expiration and/or turn back of significant contracts;

     - service area competition;

     - changes in regulation and actions of regulatory bodies;

     - credit risk of our customer base;

     - increased cost of capital;

     - adverse general economic conditions;

     - opposition to energy infrastructure development, especially in environmentally sensitive areas; and

     - unfavorable movements in natural gas and liquids prices.

THE REVENUES OF OUR PIPELINE BUSINESSES ARE GENERATED UNDER CONTRACTS THAT MUST BE RENEGOTIATED PERIODICALLY.

     Our revenues are generated under transportation services contracts which expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariff, and a number of our existing long-term contracts that come up for renewal will be renegotiated at rates below their current rates. For a further discussion of these matters, see Part I, Item 1, "Business -- Markets and Competition."

     In particular, our ability to extend and/or replace transportation services contracts could be adversely affected by factors we cannot control, including:

     - competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity in markets served by us;

     - changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contacts expire;

     - reduced demand and market conditions in the areas we serve;

     - the availability of alternative energy sources or gas supply points; and

     - regulatory actions.

     If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.

WE FACE COMPETITION THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

     In our principal market areas of Wisconsin, Michigan, Illinois, Ohio and Indiana, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. In the northeastern markets, we compete with other interstate pipelines serving electric generation and local distribution companies. An affiliate of Wisconsin Gas Company and Wisconsin Electric Power Company, which together operate under the name We Energies and constitute our largest customer, also holds an ownership interest in the Guardian Pipeline which directly competes for a portion of the markets in Wisconsin served by our expiring capacity. Wisconsin Gas is the largest capacity holder on the Guardian Pipeline. An affiliate of another of our other significant customers, Michigan Consolidated Gas Company, holds a partial ownership interest in Vector Pipeline L.P. and also competes directly with us. If we are unable to compete effectively with these and other energy enterprises, our future profitability may be negatively impacted. Even if we do compete effectively with these and other energy enterprises, we may discount our rates more than currently anticipated to retain committed transportation services volumes or to re-contract released volumes as our existing contracts expire, which could adversely affect our revenues and results of operations.

FLUCTUATIONS IN ENERGY COMMODITY PRICES COULD ADVERSELY AFFECT OUR BUSINESS.

     If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Revenues generated by our transportation services contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels and local distribution companies' loss of customer base. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. If natural gas prices in the supply basins connected to our pipeline systems are higher on a delivered basis to our off-system markets than delivered prices from other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Fluctuations in energy prices are caused by a number of factors, including:

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

     Further, state agencies and local governments that regulate our local distribution company customers could impose requirements that could impact demand for our services.

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

     Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 10.

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

     While we maintain insurance against many of these risks, to the extent and in amounts we believe are reasonable, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.

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

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso has been downgraded to below investment grade, currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook). Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). These downgrades will increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of these recent downgrades, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has embarked on its 2003 Long-Range Plan that, among other things, defines El Paso's future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of December 31, 2003, we have net receivables of approximately $354 million from El Paso and its affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 8, Financial Statements and Supplementary Data, Note 15.

     Furthermore, in February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined. El Paso has retained a law firm to conduct an internal investigation, which is ongoing. Also, as a result of the reduction in reserve estimates, several class action suits have been filed against El Paso and several of its subsidiaries, but not against us. The reduction in reserve estimates may also become the subject of an SEC investigation or separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 8, Financial Statements and Supplementary Data, Note 2 for a further discussion of the possible impacts of this announcement.

WE MAY BE SUBJECT TO A CHANGE OF CONTROL IN CERTAIN CIRCUMSTANCES.

     In connection with its guarantee of El Paso's $3 billion revolving credit facility and approximately $1 billion of other transactions, our direct parent pledged its equity interests in us to collateralize those facilities. As a result, our ownership is subject to change if El Paso's lenders under these facilities exercise rights over their collateral.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the facility, which were zero as of December 31, 2003. Under the facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party. El Paso's revisions to its reserve estimates would also likely result in a restatement of its historical financial statements. Any such material restatement would result in an event of default under El Paso's credit facility, which could result in the acceleration of any outstanding borrowings by El Paso, and would preclude us from borrowing under the facility in the future. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under this facility, could adversely affect our liquidity position and, in turn, our financial condition.

     Furthermore, the indentures governing our long-term debt include cross-acceleration provisions. Therefore, if we borrow $5 million or more under the credit facility and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.

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

WE ARE A WHOLLY OWNED SUBSIDIARY OF EL PASO ANR INVESTMENTS, LLC, AN INDIRECT SUBSIDIARY OF EL PASO.

     As an indirect subsidiary of El Paso, El Paso has substantial control over:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates, and the fair value of those securities. As of December 31, 2003, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

                                                                                          DECEMBER 31,
                                                         DECEMBER 31, 2003                    2002
                                               --------------------------------------   ----------------
                                                EXPECTED FISCAL YEAR OF MATURITY OF
                                                          CARRYING AMOUNTS
                                               --------------------------------------
                                                                                FAIR    CARRYING   FAIR
                                                2005    THEREAFTER    TOTAL    VALUE    AMOUNTS    VALUE
                                               ------   -----------   ------   ------   --------   -----
                                                                 (DOLLARS IN MILLIONS)
LIABILITIES:
  Long-term debt(1)..........................  $  75       $732        $807     $902      $511     $466
       Average interest rate.................    7.0%       9.1%

---------------

(1) Holders of $75 million of our long-term debt, which has a stated maturity date of 2025, have the option to redeem these securities in 2005 at par value. As a result, we assume these amounts will mature in 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              ANR PIPELINE COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2003     2002     2001
                                                              ------   ------   -------
Operating revenues..........................................   $554     $544     $ 613
                                                               ----     ----     -----
Operating expenses
  Operation and maintenance.................................    283      259       304
  Merger-related costs and asset impairment charges.........     --       --       331
  Net loss on long-lived assets.............................     --       --        28
  Depreciation, depletion and amortization..................     37       36        35
  Taxes, other than income taxes............................     26       28        28
                                                               ----     ----     -----
                                                                346      323       726
                                                               ----     ----     -----
Operating income (loss).....................................    208      221      (113)
Earnings from unconsolidated affiliates.....................     57       63        67
Net gain (loss) on sale of investments......................     --       (1)       13
Other income................................................      1        7         4
Interest and debt expense...................................    (66)     (41)      (41)
Affiliated interest income, net.............................      4        6         8
                                                               ----     ----     -----
Income (loss) before income taxes and extraordinary items...    204      255       (62)
Income taxes................................................     74       92       (26)
                                                               ----     ----     -----
Income (loss) before extraordinary items....................    130      163       (36)
Extraordinary items, net of income taxes....................     --       --        (2)
                                                               ----     ----     -----

Net income (loss)...........................................   $130     $163     $ (38)
                                                               ====     ====     =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                   ASSETS
Current assets
  Cash and cash equivalents.................................  $   25   $   --
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2003 and $2 in
      2002..................................................      67       39
     Affiliates.............................................       5       14
     Other..................................................       3        5
  Materials and supplies....................................      22       23
  Other.....................................................      13        8
                                                              ------   ------
          Total current assets..............................     135       89
                                                              ------   ------
Property, plant and equipment, at cost......................   3,660    3,599
Less accumulated depreciation, depletion and amortization...   2,200    2,192
                                                              ------   ------
          Total property, plant and equipment, net..........   1,460    1,407
                                                              ------   ------
Other assets
  Investments in unconsolidated affiliates..................     325      312
  Notes receivable from affiliates..........................     367      560
  Other.....................................................      20       11
                                                              ------   ------
                                                                 712      883
                                                              ------   ------
          Total assets......................................  $2,307   $2,379
                                                              ======   ======
                    LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts and notes payable
     Trade..................................................  $   32   $   28
     Affiliates.............................................      18       10
     Other..................................................      13       38
  Accrued interest..........................................      17        9
  Taxes payable.............................................      59       56
  Other payable to affiliate................................       8        8
  Other.....................................................      34       21
                                                              ------   ------
          Total current liabilities.........................     181      170
                                                              ------   ------
Long-term debt..............................................     807      511
                                                              ------   ------
Other liabilities
  Deferred income taxes.....................................     307      267
  Payable to affiliates.....................................     188      196
  Other.....................................................      41       52
                                                              ------   ------
                                                                 536      515
                                                              ------   ------
Commitments and contingencies

Stockholder's equity
  Common stock, par value $1 per share; authorized and
     issued 1,000 shares....................................      --       --
  Additional paid-in capital................................     597      599
  Retained earnings.........................................     186      584
                                                              ------   ------
          Total stockholder's equity........................     783    1,183
                                                              ------   ------
          Total liabilities and stockholder's equity........  $2,307   $2,379
                                                              ======   ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Cash flows from operating activities
  Net income (loss).........................................  $ 130    $ 163    $ (38)
  Adjustments to reconcile net income (loss) to net cash
     from operating activities
     Depreciation, depletion and amortization...............     37       36       35
     Deferred income tax expense (benefit)..................     38       64      (60)
     Net loss on long-lived assets..........................     --       --       28
     Undistributed earnings of unconsolidated affiliates....    (14)     (15)     (24)
     Non-cash portion of merger-related costs...............     --       --      204
     Other non-cash income items............................      2       --       13
     Current asset and liability changes, net of non-cash
      transactions
       Accounts receivable..................................    (18)       9       83
       Accounts payable.....................................    (12)     (37)      31
       Taxes payable........................................      2       (8)       2
       Other asset and liability changes
          Assets............................................      2       20      (75)
          Liabilities.......................................     10       (2)      86
     Non-current asset and liability changes
       Assets...............................................     (4)      (8)      (2)
       Liabilities..........................................     (7)     (16)     (69)
                                                              -----    -----    -----
       Net cash provided by operating activities............    166      206      214
                                                              -----    -----    -----
Cash flows from investing activities
  Additions to property, plant and equipment................   (101)    (118)    (113)
  Net proceeds from the sale of assets and investments......      7       54       81
  Return of capital from investments........................     --        1       61
  Change in notes receivable from affiliates................   (335)    (157)    (214)
                                                              -----    -----    -----
       Net cash used in investing activities................   (429)    (220)    (185)
                                                              -----    -----    -----
Cash flows from financing activities
  Dividends paid............................................     --       --      (30)
  Net proceeds from the issuance of long-term debt..........    288       13       --
  Other.....................................................     --        1       --
                                                              -----    -----    -----
       Net cash provided by (used in) financing
        activities..........................................    288       14      (30)
                                                              -----    -----    -----
Change in cash and cash equivalents.........................     25       --       (1)
Cash and cash equivalents
  Beginning of period.......................................     --       --        1
                                                              -----    -----    -----
  End of period.............................................  $  25    $  --    $  --
                                                              =====    =====    =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                COMMON STOCK     ADDITIONAL                  TOTAL
                                               ---------------    PAID-IN     RETAINED   STOCKHOLDER'S
                                               SHARES   AMOUNT    CAPITAL     EARNINGS      EQUITY
                                               ------   ------   ----------   --------   -------------
January 1, 2001..............................  1,000    $  --       $596       $ 489        $1,085
  Net loss...................................     --       --         --         (38)          (38)
  Allocated tax benefit of El Paso equity
     plans...................................     --       --          2          --             2
  Cash dividend..............................     --       --         --         (30)          (30)
                                               -----    -----       ----       -----        ------
December 31, 2001............................  1,000       --        598         421         1,019
  Net income.................................     --       --         --         163           163
  Allocated tax benefit of El Paso equity
     plans...................................     --       --          1          --             1
                                               -----    -----       ----       -----        ------
December 31, 2002............................  1,000       --        599         584         1,183
  Net income.................................     --       --         --         130           130
  Allocated tax expense of El Paso equity
     plans...................................     --       --         (2)         --            (2)
  Non-cash dividend..........................     --       --         --        (528)         (528)
                                               -----    -----       ----       -----        ------
December 31, 2003............................  1,000    $  --       $597       $ 186        $  783
                                               =====    =====       ====       =====        ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Our consolidated financial statements include the accounts of all majority-owned controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder's equity.

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

  Regulated Operations

     Our natural gas systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include the capitalization of an equity return component on regulated capital projects, post retirement employee benefits plans, and other costs included in, or expected to be included in, future rates.

     As a result of recent changes in our competitive environment and operating cost structure, we assessed the applicability of the provisions of SFAS No. 71 to our financial statements. Based on our evaluation completed in the fourth quarter of 2003, we do not meet the criteria required for the application of SFAS No. 71, primarily due to uncertainties related to recently expired contracts and recent construction of competing facilities. We will reassess the applicability of SFAS No. 71 as the impact of these uncertainties are resolved.

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

     We provide for depreciation of property, plant and equipment on a straight-line basis. The remaining depreciable life of our pipeline and storage assets is approximately 50 years and the depreciable lives of other assets range from 1 to 64 years.

     When we retire property, plant and equipment, we reduce property, plant and equipment for the asset's original cost, less accumulated depreciation and salvage value. Any remaining amount is charged as a gain or loss to income.

     At December 31, 2003 and 2002, we had approximately $77 million and $61 million of construction work in progress included in our property, plant and equipment.

     We capitalize a carrying cost on funds invested in our construction of long-lived assets. This carrying cost includes a return on the investment financed by debt (capitalized interest). The capitalized interest is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2003, 2002 and 2001, were $3 million. These amounts are included as a reduction of interest expense in our income statement. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on our balance sheet.

  Asset Impairments

     We evaluate our assets for impairment when events or circumstances indicate that a long-lived asset's carrying value may not be recovered. These events include market declines, changes in the manner in which we intend to use an asset or decisions to sell an asset and adverse changes in the legal or business environment such as adverse actions by regulators. At the time we decide to exit an activity or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to the estimated sales price, less costs to sell. We also classify these assets as either held for sale or as discontinued operations, depending on whether they have independently determinable cash flows.

  Revenue Recognition

     Our revenues consist primarily of transportation and storage services and sales under natural gas sales contracts. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period. For interruptible or volumetric based services as well as revenues on sales of natural gas and related products, we record revenues when physical deliveries of natural gas and other related products are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may possibly be refunded in a final order of a future rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.

  Environmental Costs and Other Contingencies

     We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies' clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.

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

     El Paso maintains a tax accrual policy to record both regular and alternative minimum taxes for companies included in its consolidated federal and state income tax returns. The policy provides, among other things, that (i) each company in a taxable income position will accrue a current expense equivalent to its federal and state income taxes, and (ii) each company in a tax loss position will accrue a benefit to the extent its deductions, including general business credits, can be utilized in the consolidated returns. El Paso pays all consolidated U.S. federal and state income taxes directly to the appropriate taxing jurisdictions and, under a separate tax billing agreement, El Paso may bill or refund its subsidiaries for their portion of these income tax payments.

2. LIQUIDITY

     In February 2004, El Paso announced that it had completed a review of its estimates of natural gas and oil reserves. As a result of this review, El Paso announced that it was reducing its proved natural gas and oil reserves by approximately 1.8 Tcfe. El Paso also announced that this reserve revision would result in a 2003 charge of approximately $1 billion if the full impact of the revision was taken in that period. In March 2004, El Paso provided an update and stated that the revisions would likely result in a restatement of its historical financial statements, the timing and magnitude of which are still being determined.

     A material restatement of El Paso's prior period financial statements may result in an "event of default" under El Paso's revolving credit facility and various other financing transactions; specifically under the provisions of the facility related to representations and warranties on the accuracy of its historical financial statements and its debt to total capitalization ratio. El Paso has received waivers on its revolving credit facility and two other transactions. These waivers have a condition that provides for the expiration of the waiver in thirty days, unless El Paso successfully receives waivers on other specified transactions within that time period. El Paso is pursuing these additional waivers and expects to receive them. However, if El Paso is unable to obtain these additional waivers, and there is an existing event of default, El Paso could be required to immediately repay the amounts outstanding under the revolving credit facility, and El Paso and we would be precluded from borrowing under this facility. We currently have no outstanding borrowings under the facility, have never borrowed under the facility and do not believe we will need to borrow from the facility in the future. In addition, based upon a review of the covenants and indentures of our other outstanding indebtedness, we do not believe that a default on the revolving credit facility would constitute an event of default on our other debt securities.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically and consistently provided cash to El Paso under this program, and as of December 31, 2003, we had a cash advance receivable from El Paso of $367 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the entire amounts owed to us. In that event, we could be required to write-off some amount of these advances, which could have a material impact on our stockholder's equity. Furthermore, we would still be required to repay affiliated company payables. Non-cash write-downs that cause our debt to EBITDA (as defined in our agreements) ratio to fall below 5 to 1 could prohibit us from incurring additional debt. However, this non-cash equity reduction would not result in an event of default under our existing debt securities. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next year.

     El Paso's ownership interest in us serves as collateral under El Paso's revolving credit facility and other of El Paso's borrowings. If El Paso's lenders under this facility or those borrowings were to exercise their rights to this collateral, our ownership could change. However, this change of control would not constitute an event of default under our existing debt securities.

     If, as a result of the events described above, El Paso were subject to voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. We believe that claims to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, there is no assurance that El Paso and/or its other subsidiaries or their creditors would not advance such a claim in a bankruptcy proceeding. If we were to be substantively consolidated in a bankruptcy proceeding with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and our liquidity.

     Finally, we have cross-acceleration provisions in our long-term debt that state that should we incur an event of default under which borrowings in excess of $5 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. INVESTMENT IN EL PASO GREAT LAKES, INC.

     In March 2003, American Natural Resources Company, an affiliate and subsidiary of El Paso, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes, Inc. had a net book value at the time of its contribution of approximately $247 million. El Paso Great Lakes, Inc.'s principal asset was its effective 50 percent interest in Great Lakes Gas Transmission Limited Partnership, a Delaware limited partnership. It held this interest through direct investment in the Great Lakes Gas Transmission Limited Partnership and indirectly through its 50 percent ownership of Great Lakes Gas Transmission Company. Since both El Paso Great Lakes, Inc. and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the contribution at its historical cost and include its operating results in our financial statements for all periods prior to its contribution. As a result, our financial statements reflect the contribution of El Paso Great Lakes, Inc. as though it occurred on January 1, 2001.

4. DIVESTITURES

  Assets

     In November 2002, we completed the sale of our Typhoon offshore natural gas gathering pipeline to GulfTerra Energy Partners L.P., formerly El Paso Energy Partners, L.P., our affiliate. The Typhoon pipeline consists of a 35-mile, 20-inch natural gas pipeline that originates on the Chevron/BHP "Typhoon" platform in the Green Canyon area of the Gulf of Mexico and extends to our Patterson system in Eugene Island Block 371. Proceeds from this sale were approximately $50 million in cash, and we did not recognize any gain or loss.

  Equity Investments

     During the second quarter of 2001, we sold our 16 percent interest in Iroquois Gas Transmissions Systems, L.P. In addition, during the fourth quarter of 2001, we sold our 50 percent interest in Deepwater Holdings to GulfTerra. Proceeds on these sales were approximately $75 million and we recognized a $13 million gain on the sale of Deepwater. See Note 7 for a discussion of the extraordinary loss recognized on our sale of Iroquois.

5. MERGER-RELATED COSTS

     During the year ended December 31, 2001, we incurred merger-related costs of $359 million associated with El Paso's merger with our then parent company, El Paso CGP Company, as follows (in millions):

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
                                                              ----
                                                              $359
                                                              ====

     Employee costs of $62 million consisted of severance, retention and transition costs, including pension and postretirement benefits settled and curtailed under existing benefit plans for severed employees and early retirees that occurred as a result of El Paso's merger-related workforce reduction and consolidation. Following the merger, approximately 900 full-time positions were eliminated through a combination of early retirements and terminations. Pension and postretirement benefits were accrued on the merger date and will be paid over the applicable benefit periods of the terminated and retired employees. All other employee-related costs were expensed as incurred and were paid in the first and second quarters of 2001. Our business integration costs of $275 million are primarily associated with relocating our headquarters from Detroit, Michigan, to Houston,

Texas, and include lease related costs, write-offs of leasehold improvements, asset impairments and other charges related to combining our operations with El Paso. Merger-related asset impairments relate to several pipeline projects that were discontinued following the merger with El Paso. These items were expensed as incurred.

6. INCOME TAXES

     The following table reflects the components of income tax expense (benefit) included in income (loss) before extraordinary items for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Current
  Federal...................................................  $33     $25     $ 34
  State.....................................................    3       3       --
                                                              ---     ---     ----
                                                               36      28       34
                                                              ---     ---     ----
Deferred
  Federal...................................................   35      62      (56)
  State.....................................................    3       2       (4)
                                                              ---     ---     ----
                                                               38      64      (60)
                                                              ---     ---     ----
          Total income tax expense (benefit)................  $74     $92     $(26)
                                                              ===     ===     ====

     Our income tax expense (benefit) included in income (loss) before extraordinary items differs from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons at December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Income tax expense (benefit) at the statutory federal rate
  of 35%....................................................  $71    $89    $(22)
Items creating rate differences:
  State income tax, net of federal income tax effect........    4      3      (3)
  Other.....................................................   (1)    --      (1)
                                                              ---    ---    ----
Income tax expense (benefit)................................  $74    $92    $(26)
                                                              ===    ===    ====
Effective tax rate..........................................   36%    36%     42%
                                                              ===    ===    ====

     The following are the components of our net deferred tax liability as of December 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax liabilities
  Property, plant and equipment.............................  $290    $278
  Investments in unconsolidated affiliates..................    95      82
  Other assets..............................................    30      25
                                                              ----    ----
     Total deferred tax liability...........................   415     385
                                                              ----    ----
Deferred tax assets
  Employee benefits and deferred compensation obligations...    10      18
  Environmental liability...................................    11      10
  Lease liability...........................................    75      79
  Other liabilities.........................................    15      14
                                                              ----    ----
     Total deferred tax asset...............................   111     121
                                                              ----    ----
Net deferred tax liability..................................  $304    $264
                                                              ====    ====

     Under El Paso's tax accrual policy, we are allocated the tax effect associated with our employees' non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation increased taxes payable by $2 million in 2003 and reduced taxes payable by $1 million in 2002 and by $2 million in 2001. These tax effects are included in additional paid-in capital in our balance sheet.

7. EXTRAORDINARY ITEMS

     As a result of El Paso's January 2001 merger with El Paso CGP, Deepwater Holdings Inc., our unconsolidated affiliate, was required, under a Federal Trade Commission order, to dispose of its interests in the Stingray and U-T Offshore pipeline systems, and we were required to dispose of our 16 percent interest in the Iroquois pipeline system. We recognized an extraordinary loss of approximately $2 million, net of $2 million in income taxes.

8. FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

                                                                  2003                  2002
                                                           ------------------    ------------------
                                                           CARRYING    FAIR      CARRYING    FAIR
                                                            AMOUNT     VALUE      AMOUNT     VALUE
                                                           --------   -------    --------   -------
                                                                        (IN MILLIONS)
Balance sheet financial instruments:
  Long-term debt(1)......................................    $807      $902        $511      $466

---------------

(1) We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.

     As of December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

9. DEBT AND OTHER CREDIT FACILITIES

     Our long-term debt outstanding consisted of the following at December 31:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
7.00% Debentures due 2025...................................  $ 75    $ 75
8.875% Senior Notes due 2010................................   300      --
13.75% Notes due 2010.......................................    12      13
9.625% Debentures due 2021..................................   300     300
7.375% Debentures due 2024..................................   125     125
                                                              ----    ----
                                                               812     513
Less: Unamortized discount..................................     5       2
                                                              ----    ----
     Long-term debt.........................................  $807    $511
                                                              ====    ====

     The holders of the $75 million, 7.00% debentures due 2025, have the option to require us to redeem their debentures at par value in 2005. The maturity schedule of our long term debt presented below assumes holders of our $75 million, 7.00% debentures, exercise this option.

                                                              (IN MILLIONS)
                                                              -------------
2005........................................................      $ 75
Thereafter..................................................       737
                                                                  ----
                                                                  $812
                                                                  ====

     We also have indentures that contain cross-acceleration provisions which, if triggered, could result in the acceleration of our debt. The most restrictive indenture has a cross-acceleration threshold of $5 million.

     In March 2003, we issued $300 million of unsecured senior notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay off intercompany payables of $263 million. The remaining net proceeds of $25 million were retained for capital expenditure requirements. See Notes 11 and 15 for a further discussion of transactions entered into as a result of the issuance.

  Credit Facilities

     In April 2003, El Paso entered into a new $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. This facility replaces El Paso's previous $3 billion revolving credit facility. El Paso's $1 billion revolving credit facility (which matured in August 2003) and approximately $1 billion of other El Paso financing arrangements (including leases, letters of credit and other facilities) were also amended to conform El Paso's obligations under those arrangements to the new credit facility. We, along with El Paso and our affiliates, Tennessee Gas Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company (EPNG), are borrowers under the $3 billion revolving credit facility, and El Paso's equity in several of its subsidiaries, including its equity in us, collateralizes the credit facility and the other financing arrangements. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of December 31, 2003, $850 million was outstanding and $1.2 billion in letters of credit were issued, none of which were borrowed by or issued on behalf of us. See Note 2 for a discussion regarding El Paso's possible default on the $3 billion revolving credit facility.

     Under the new $3 billion revolving credit facility and other indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in the agreements); (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens;
(v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in the El Paso cash management program discussed in Note 15. For the year ended December 31, 2003, we were in compliance with these covenants.

10. COMMITMENTS AND CONTINGENCIES

  Legal Proceedings

     Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June
1997). Discovery is proceeding. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek certification of a nationwide class of natural gas working interest owners and natural gas royalty owners to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removed claims as to heating content. A second class action has since been filed as to the heating content claims. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of December 31, 2003, we had no material accruals for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of December 31, 2003, we had accrued approximately $29 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Our accrual at December 31, 2003 was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of December 31, 2003 (in millions):

Balance as of January 1, 2003...............................  $26
Additions/adjustments for remediation activities............    8
Payments for remediation activities.........................   (6)
Other changes, net..........................................    1
                                                              ---
Balance as of December 31, 2003.............................  $29
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $24 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For 2004, we estimate that our total remediation expenditures will be approximately $6 million. All of this amount is being expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2003, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     ANR Cashout Proceeding. On May 1, 2002, ANR made its annual filing to reconcile the costs and revenues associated with operating its cashout program, a program which involves the sale and purchase of natural gas to satisfy shipper imbalances. On October 31, 2002, the FERC accepted the filing, and allowed ANR's proposed cashout surcharge to go into effect. However, the FERC also found that the existing cashout mechanism was no longer "just and reasonable" and set the case for hearing to establish a replacement mechanism. A group of shippers have filed testimony proposing a mechanism which would require ANR to credit to an imbalance account: (1) past and possible future revenues associated with over-recovered fuel and lost and unaccounted for gas; (2) past and possible future revenues associated with ANR's Firm Storage Service Overrun Service; and
(3) the estimated value of balancing assets utilized by ANR. ANR opposes this proposal on the grounds, among others, that it would require retroactive refunds, which is contrary to Section 5 of the Natural Gas Act. A hearing was held in January 2004. Initial and reply briefs are due in March 2004. An initial decision could be expected in the summer. The outcome of this case is not presently determinable.

     There are other regulatory rules and orders in various stages of adoption, review and/or implementation, none of which we believe will have a material impact on us.

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information and our existing accruals, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure and accruals related to these matters. The impact of these changes may have a material effect on our results of operations, our financial position, and on our cash flows in the period the event occurs.

  Capital Commitments and Purchase Obligations

     At December 31, 2003, we had capital and investment commitments of $19 million. Our other planned capital investment projects are discretionary in nature, with no substantial capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products and services totaling $223 million at December 31, 2003. Our annual obligations under these agreements are $34 million for 2004, $23 million for each of the years 2005 through 2008 and $97 million in total thereafter.

  Operating Leases

     We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on operating leases as of December 31, 2003, were as follows:(1)

                        YEAR ENDING
                        DECEMBER 31,                          OPERATING LEASES
------------------------------------------------------------  ----------------
                                                              (IN MILLIONS)
   2004.....................................................        $ 5
   2005.....................................................          5
   2006.....................................................          5
   2007.....................................................          4
   2008.....................................................          3
   Thereafter...............................................          5
                                                                    ---
          Total.............................................        $27
                                                                    ===

---------------
(1) These amounts exclude our proportional share of minimum annual rental commitments paid by our parent, which are allocated to us through an overhead allocation.

     Rental expense on our operating leases for each of the year ended December 31, 2003, 2002 and 2001 was $10 million, $6 million and $12 million.

11. CAPITAL STOCK

     In 2003, we made non-cash distributions of $528 million of our outstanding affiliated receivables to our parent. In 2001, we paid a $30 million cash dividend to our parent.

12. RETIREMENT BENEFITS

  Pension and Retirement Benefits

     El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with matching contributions being made to the plan's stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for matching contributions to be invested in the same manner as that of participant contributions. In March 2003, El Paso suspended the matching contribution. Effective July 1, 2003, El Paso began making matching contributions again at a rate of 50 percent of participant contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.

     Prior to the merger with El Paso, Coastal (our former parent, now known as El Paso CGP) provided non-contributory pension plans covering substantially all of its U.S. employees, including our employees. On April 1, 2001, this plan was merged into El Paso's existing cash balance plan. Our employees who were participants in this plan on March 31, 2001 receive the greater of cash balance benefits under the El Paso plan or Coastal's plan benefits accrued through March 31, 2006.

  Other Postretirement Benefits

     We maintain responsibility for postretirement medical and life insurance benefits for a closed group of retirees who were at least age 50 with 10 years of service on December 31, 2000, and retired on or before June 30, 2001. The costs associated with the curtailment and special termination benefits were $32 million. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire after June 30, 2001, will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through rates. We expect to contribute $9 million to our other postretirement benefit plan in 2004.

     On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The benefit obligations and costs reported below, which include benefits related to prescription drug coverage, do not reflect the impact of this legislation. Current accounting standards that are not yet effective may require changes to previously reported benefit information once they are finalized.

     The following table sets forth the change in benefit obligation, change in plan assets, reconciliation of funded status, and components of net periodic benefit cost for other postretirement benefits for the twelve months ended September 30 (the plan reporting date):

                                                              2003     2002
                                                              -----    -----
                                                              (IN MILLIONS)
Change in benefit obligation
  Benefit obligation at beginning of period.................  $ 53     $ 51
  Interest cost.............................................     3        4
  Participant contributions.................................     2        2
  Actuarial loss............................................     5        1
  Benefits paid.............................................    (6)      (5)
                                                              ----     ----
  Postretirement benefit obligation at end of period........  $ 57     $ 53
                                                              ====     ====
Change in plan assets
  Fair value of plan assets at beginning of period..........  $ 36     $ 30
  Actual return on plan assets..............................     5       (1)
  Employer contributions....................................     9       10
  Participant contributions.................................     2        2
  Benefits paid.............................................    (6)      (5)
                                                              ----     ----
  Fair value of plan assets at end of period................  $ 46     $ 36
                                                              ====     ====
Reconciliation of funded status
  Under funded status at September 30.......................  $(11)    $(17)
  Fourth quarter contributions..............................     2        2
  Unrecognized net gain.....................................    (6)      (7)
                                                              ----     ----
  Net accrued benefit cost at December 31...................  $(15)(1) $(22)
                                                              ====     ====

---------------

(1) Based on our current funded status, we have reflected approximately $7 million of our accrued benefit obligation as a current liability at December 31, 2003 and 2002.

     Our postretirement benefit costs recorded in operating expenses include the following components for the year ended December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Interest cost...............................................  $ 3    $ 4    $ 4
Expected return on assets...................................   (2)    (2)    (1)
Curtailment and special termination benefits................   --     --     32
                                                              ---    ---    ---
Net postretirement benefit cost.............................  $ 1    $ 2    $35
                                                              ===    ===    ===

     The following table details the weighted average assumptions we used for our other postretirement plans for 2003, 2002 and 2001:

                                                              2003    2002   2001
                                                              -----   ----   ----
Assumptions related to benefit obligations at September 30:
  Discount rate.............................................   6.00%  6.75%
Assumptions related to benefit costs at December 31:
  Discount rate.............................................   6.75%  7.25%  7.75%
  Long-term rate return on plan assets(1)...................   7.50%  7.50%  7.50%

---------------

(1) The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 38% to 39% on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on our target asset allocations of our investment portfolio.

     Actuarial estimates for our postretirement benefits plans assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2003, gradually decreasing to 5.5 percent by the year 2008. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plans. A one-percentage point change in assumed health care cost trends would have the following effects as of September 30:

                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
One percentage point increase
  Aggregate of service cost and interest cost...............  $ --    $  --
  Accumulated postretirement benefit obligation.............     3        1
One percentage point decrease
  Aggregate of service cost and interest cost...............  $ --    $  --
  Accumulated postretirement benefit obligation.............    (2)      (1)

  Other Postretirement Plan Assets

     The following table provides the actual asset allocations in our postretirement plan as of September 30:

ASSET CATEGORY                                                ACTUAL 2003    ACTUAL 2002
--------------                                                ------------   ------------
Equity securities...........................................       28%            --%
Debt securities.............................................       58             --
Other.......................................................       14            100
                                                                  ---            ---
  Total.....................................................      100%           100%
                                                                  ===            ===

     The target allocation for the invested assets is 65% equity/35% fixed income. In late 2003, we modified our target asset allocations for our postretirement plan to increase our equity allocation to 65 percent of total plan assets. As of September 30, 2003, we had not yet adjusted our portfolio's investments to reflect this change in strategy. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.

     The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is generally the result of general economic and capital market conditions.

13. TRANSACTIONS WITH MAJOR CUSTOMER

     The following table shows revenues from our major customer for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
We Energies(1)..............................................  $ 93    $101    $106

     --------------------
     (1) We Energies is the operating name of Wisconsin Gas Company and Wisconsin Electric Power Company.

14. SUPPLEMENTAL CASH FLOW INFORMATION

     The following table contains supplemental cash flow information for each of the three years ended December 31:

                                                              2003    2002    2001
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Interest paid, net of capitalized interest..................  $56     $40     $40
Income tax payments.........................................   35      28      24

15. INVESTMENTS IN UNCONSOLIDATED AFFILIATES AND TRANSACTIONS WITH AFFILIATES

  Great Lakes

     In March 2003, American Natural Resources contributed the common stock of its wholly owned subsidiary, El Paso Great Lakes Inc., to us. El Paso Great Lakes Inc.'s principal asset consists of its effective 50 percent ownership interest in Great Lakes Gas Transmission L.P. Great Lakes Gas Transmission L.P. owns and operates a 2,115 mile interstate natural gas pipeline that transports gas to customers in the midwestern and northeastern United States and eastern Canada.

  Other Investments

     In 2001, we sold our equity investment in Iroquois and Deepwater. In 2002, we completed the sale of an investment in Alliance. We recognized equity earnings from these investments of $1 million in 2002 and $12 million in 2001.

     Summarized financial information of our proportionate share of unconsolidated affiliates are presented below.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Operating Result Data:
Operating revenues..........................................   $129     $127     $155
Operating expenses..........................................     58       50       71
Income from continuing operations...........................     37       43       46
Net income(1)...............................................     37       43       46

                                                              DECEMBER 31,
                                                              -------------
                                                              2003    2002
                                                              -----   -----
                                                              (IN MILLIONS)
Financial position data:
Current assets..............................................  $ 61    $ 56
Non-current assets..........................................   603     609
Short-term debt.............................................     5      11
Other current liabilities...................................    25      26
Long-term debt..............................................   218     227
Other non-current liabilities...............................   142     134
Equity in net assets(1).....................................   274     267

     --------------------
     (1) Our proportionate share of net income and equity in net assets includes our share of taxes payable for Great Lakes Gas Transmission.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of its participating affiliates, thus minimizing total borrowing from outside sources. We had advanced $367 million at December 31, 2003, at a market rate of interest which was 2.8%. At December 31, 2002, we had advanced $560 million at a market rate of interest which was 1.5%. These receivables are due upon demand; however, as of December 31, 2003 and 2002, we have classified these amounts as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     In 2003, we distributed a $528 million dividend of affiliated receivables to our parent, American Natural Resources Company. In March 2003, we issued $300 million of unsecured notes, the net proceeds from which were used, in part, to pay off affiliated payables of $263 million.

     At December 31, 2003 and 2002, we had accounts receivable from related parties of $5 million and $14 million. In addition, we had accounts payable to related parties of $18 million and $10 million at December 31, 2003, and 2002. These balances arose in the ordinary course of business. We have received $2 million in deposits related to our transportation contracts with El Paso Merchant Energy L.P. which is included in our balance sheet as other current liabilities as of December 31, 2003 and 2002. These deposits were required as a result of the credit rating downgrades of El Paso.

     At December 31, 2003 and 2002, we had payables to an affiliate of $196 million and $204 million for obligations related to a non-cancelable lease on our Detroit building. Of these amounts, $8 million was classified as current at December 31, 2003 and 2002. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas.

     During the fourth quarter of 2002, we sold the Typhoon offshore natural gas gathering pipeline to GulfTerra, an affiliate, for approximately $50 million. There was no gain or loss on the transaction.

     We have also entered into contribution in aid to construction (CIAC) arrangements with GulfTerra as part of our normal commercial activities in the Gulf of Mexico. We often contribute capital toward the construction costs of gathering facilities owned by others which are connected to our pipeline. We have agreements with GulfTerra under which we will pay a total of approximately $17 million of capital toward the construction of gathering pipelines to the Marco Polo and Red Hawk discoveries. As of December 31, 2003, we had paid $14 million under these agreements.

     El Paso allocated a portion of its general and administrative expenses to us. The allocation is based upon the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2003, 2002 and 2001, the annual charges were $47 million, $52 million and $45 million. During 2003, 2002 and 2001, Tennessee Gas Pipeline Company allocated payroll and other expenses to us associated with our shared pipeline services. The allocated expenses are based on the estimated level of staff and their expenses to provide these services. For the years ended December 31, 2003, 2002 and 2001, the annual charges were $28 million, $23 million and $23 million. We believe all the allocation methods are reasonable. We continued to provide services to related parties, Eaton Rapids and Blue Lake, in 2003 and 2002. We record the amounts received for these services as a reduction of operating expenses and are reported as reimbursement of costs.

     We enter into transactions with various El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport and store natural gas. Our affiliated revenues are primarily from transportation services. In 2001, we sold natural gas to Midland CoGeneration Venture and recognized $25 million in revenues. Great Lakes Gas Transmission L.P. provides us capacity under contracts of which the longest extends through 2013. For each of the years ended December 2003, 2002 and 2001, we incurred transportation costs of $14 million under these contracts. We also have natural gas storage contracts with Blue Lake Gas Storage Company and ANR Storage Company. Our contract with Blue Lake extends to 2013 and covers capacity of 45 Bcf of natural gas storage. Our contract with ANR Storage extends to 2004 and covers storage capacity of 30 Bcf. For the years ended December 2003, 2002 and 2001, we incurred storage costs related to these contracts of $36 million, $37 million and $36 million. Transportation and storage costs are recorded as operating expenses. The terms of service provided to and by our affiliates are the same as those terms as non-affiliated parties.

     The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Revenues....................................................  $ 18   $ 29   $ 55
Operation and maintenance expense...........................   125    125    118
Reimbursement of operating expenses.........................     4      3      3

16. SUPPLEMENTAL SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Financial information by quarter is summarized below:

                                                     QUARTERS ENDED
                                     -----------------------------------------------
                                     MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31   TOTAL
                                     --------   -------   ------------   -----------   -----
                                                          (IN MILLIONS)
2003
  Operating revenues...............    $185      $126         $117          $126       $554
  Operating income.................      92        40           33            43        208
  Income before extraordinary
     items.........................      61        22           18            29        130
  Net income.......................      61        22           18            29        130
2002
  Operating revenues...............    $156      $124         $120          $144       $544
  Operating income.................      82        41           36            62        221
  Income before extraordinary
     items.........................      61        33           26            43        163
  Net income.......................      61        33           26            43        163

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder of ANR Pipeline Company:

     In our opinion, the consolidated financial statements in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Great Lakes Gas Transmission Limited Partnership (the "Partnership") as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003. The Partnership is an equity investment of El Paso Great Lakes Inc. that comprised assets of $274 million and $267 million at December 31, 2003 and 2002 and income of $37 million, $43 million and $46 million for each of the three years in the period ended December 31, 2003. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, the Company's indirect parent, El Paso Corporation, may be in default of covenants contained in its revolving credit facility and other financing transactions. Such an event of default could have a material impact on the Company's liquidity. Certain waivers have been obtained by El Paso Corporation, however, additional waivers must be obtained and certain conditions must be satisfied to continue the effectiveness of the waivers.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2004

                                  SCHEDULE II

                              ANR PIPELINE COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN MILLIONS)

                                           BALANCE AT    CHARGED TO   CHARGED TO                  BALANCE
                                           BEGINNING     COSTS AND      OTHER                     AT END
               DESCRIPTION                 OF PERIOD      EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
               -----------                 ----------    ----------   ----------    ----------   ---------
2003
  Allowance for doubtful accounts........     $ 2           $--          $ 1           $--          $ 3
  Legal reserves.........................       2            (1)          (1)           --           --
  Environmental reserves.................      26             8            1            (6)          29
2002
  Allowance for doubtful accounts........     $ 3           $--          $--           $(1)         $ 2
  Legal reserves.........................      --            --            2            --            2
  Environmental reserves.................      16            13           (1)           (2)          26
2001
  Allowance for doubtful accounts........     $ 2           $ 1          $--           $--          $ 3
  Legal reserves.........................      --            --           --            --           --
  Environmental reserves.................       9             8           --            (1)          16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Evaluation of Controls and Procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (Disclosure Controls) and internal controls over financial reporting (Internal Controls) as of the end of the period covered by this Annual Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act).

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

     Officer Certifications. The certifications from the principal executive officer and principal financial officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits to this Annual Report.

                                    PART III

     Item 10, "Directors and Executive Officers of the Registrant;" Item 11, "Executive Compensation;" Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;" and Item 13, "Certain Relationships and Related Transactions," have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Audit Fees for the years ended December 31, 2003 and 2002, of $650,000 and $470,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of ANR Pipeline Company, and the review of documents filed with the Securities and Exchange Commission, consents, and the issuance of comfort letters. No other audit-related, tax or other services were provided by our auditors for the years ended December 31, 2003 and 2002.

     We are an indirect wholly-owned subsidiary of El Paso and do not have a separate audit committee. El Paso's Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso's pre-approval policies for audit and non-audit related services, see El Paso Corporation's proxy statement.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1. Financial statements.

     The following Consolidated Financial Statements are included in Part II,
Item 8, of this report:

                                                              PAGE
                                                              ----
Consolidated Statements of Income...........................   14
Consolidated Balance Sheets.................................   15
Consolidated Statements of Cash Flows.......................   16
Consolidated Statements of Stockholder's Equity.............   17
Notes to Consolidated Financial Statements..................   18
Report of Independent Auditors..............................   34

     The following financial statements of our equity investments are included on the following pages of this report:

                                                              PAGE
                                                              ----
Great Lakes Gas Transmission Limited Partnership
  Independent Auditors' Report..............................   39
  Consolidated Statements of Income and Partners' Capital...   40
  Consolidated Balance Sheets...............................   41
  Consolidated Statements of Cash Flows.....................   42
  Notes to Consolidated Financial Statements................   43

     2. Financial statement schedules.

Schedule II -- Valuation and Qualifying Accounts............   35

          All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibits list............................................   47

     (B) REPORTS ON FORM 8-K:

          None.

                          INDEPENDENT AUDITORS' REPORT

The Partners and Management Committee
Great Lakes Gas Transmission Limited Partnership:

We have audited the accompanying consolidated balance sheets of Great Lakes Gas Transmission Limited Partnership and subsidiary (Partnership) as of December 31, 2003 and 2002, and the related consolidated statements of income and partners' capital, and cash flows for each of the years in the three year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP
Detroit, Michigan
January 9, 2004

                GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

                           CONSOLIDATED STATEMENTS OF
                          INCOME AND PARTNERS' CAPITAL

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                 (Thousands of Dollars)
TRANSPORTATION REVENUES...................................  $ 279,208   $ 277,515   $ 276,872
OPERATING EXPENSES
  Operation and Maintenance...............................     43,052      37,075      32,662
  Depreciation............................................     57,238      56,916      56,640
  Income Taxes Payable by Partners........................     40,530      45,400      39,950
  Property and Other Taxes................................     24,929      14,393      28,828
                                                            ---------   ---------   ---------
                                                              165,749     153,784     158,080
                                                            ---------   ---------   ---------
OPERATING INCOME                                              113,459     123,731     118,792
OTHER INCOME (EXPENSE)
  Interest on Long Term Debt..............................    (40,239)    (44,539)    (47,960)
  Allowance for Funds Used During Construction............        398         500         464
  Other, Net..............................................        704       3,350       2,511
                                                            ---------   ---------   ---------
                                                              (39,137)    (40,689)    (44,985)
                                                            ---------   ---------   ---------
NET INCOME................................................  $  74,322   $  83,042   $  73,807
                                                            =========   =========   =========
PARTNERS' CAPITAL
  Balance at Beginning of Year............................  $ 445,512   $ 443,640   $ 449,237
  Contributions by General Partners.......................     22,459      25,432      21,226
  Net Income..............................................     74,322      83,042      73,807
  Current Income Taxes Payable by
     Partners Charged to Earnings.........................     24,238      27,801      23,378
  Distributions to Partners...............................   (114,524)   (134,403)   (124,008)
                                                            ---------   ---------   ---------
  Balance at End of Year..................................  $ 452,007   $ 445,512   $ 443,640
                                                            =========   =========   =========

        The accompanying notes are an integral part of these statements.

                GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (Thousands of Dollars)
                                       ASSETS
CURRENT ASSETS
  Cash and Temporary Cash Investments.......................  $   40,156   $   30,752
  Accounts Receivable.......................................      33,866       35,395
  Receivable from Limited Partner...........................         881           --
  Materials and Supplies, at Average Cost...................      10,020        9,906
  Regulatory Assets.........................................         463          515
  Prepayments and Other.....................................       3,048        4,431
                                                              ----------   ----------
                                                                  88,434       80,999
GAS UTILITY PLANT
  Property, Plant and Equipment.............................   2,011,279    1,993,249
  Less Accumulated Depreciation.............................     870,356      822,763
                                                              ----------   ----------
                                                               1,140,923    1,170,486
                                                              ----------   ----------
                                                              $1,229,357   $1,251,485
                                                              ==========   ==========

                           LIABILITIES & PARTNERS' CAPITAL
CURRENT LIABILITIES
  Current Maturities of Long Term Debt......................  $   10,000   $   24,000
  Accounts Payable..........................................      14,850       16,492
  Payable to Limited Partner................................          --          562
  Property and Other Taxes..................................      25,077       26,764
  Accrued Interest and Other................................      14,025       12,757
                                                              ----------   ----------
                                                                  63,952       80,575
LONG TERM DEBT..............................................     470,000      497,500
OTHER LIABILITIES
  Amounts Equivalent to Deferred Income Taxes...............     241,281      224,298
  Regulatory Liabilities....................................       1,036        2,454
  Other.....................................................       1,081        1,146
                                                              ----------   ----------
                                                                 243,398      227,898
                                                              ----------   ----------
PARTNERS' CAPITAL...........................................     452,007      445,512
                                                              ----------   ----------
                                                              $1,229,357   $1,251,485
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                             ---------------------------------
                                                               2003        2002        2001
                                                             ---------   ---------   ---------
                                                                  (Thousands of Dollars)
CASH FLOW INCREASE (DECREASE) FROM:
OPERATING ACTIVITIES
  Net Income...............................................  $  74,322      83,042      73,807
  Adjustments to Reconcile Net Income to Operating Cash
     Flows:
     Depreciation..........................................     57,238      56,916      56,640
     Amounts Equivalent to Deferred Income Taxes...........     16,983      18,241      12,918
     Regulatory Assets.....................................         52          51       6,950
     Regulatory Liabilities................................     (1,418)     (1,416)     (1,417)
     Allowance for Funds Used During Construction..........       (398)       (500)       (464)
     Changes in Current Assets and Liabilities:
       Accounts Receivable.................................      1,529      (6,250)      6,166
       Accounts Payable....................................     (1,642)      2,148      (5,667)
       Property and Other Taxes............................     (1,687)     (1,131)     (1,445)
       Other...............................................      1,029       2,043      (9,630)
                                                             ---------   ---------   ---------
                                                               146,008     153,144     137,858

INVESTMENT IN UTILITY PLANT................................    (27,277)    (34,292)    (31,574)

FINANCING ACTIVITIES
  Repayment of Long Term Debt..............................    (41,500)    (47,250)    (26,500)
  Contributions by General Partners........................     22,459      25,432      21,226
  Current Income Taxes Payable by Partners Charged to
     Earnings..............................................     24,238      27,801      23,378
  Distribution to Partners.................................   (114,524)   (134,403)   (124,008)
                                                             ---------   ---------   ---------
                                                              (109,327)   (128,420)   (105,904)
                                                             ---------   ---------   ---------
Change in Cash and Cash Equivalents........................      9,404      (9,568)        380
Cash and Cash Equivalents:
  Beginning of Year........................................     30,752      40,320      39,940
                                                             ---------   ---------   ---------
  End of Year..............................................  $  40,156      30,752      40,320
                                                             =========   =========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  CASH PAID DURING THE YEAR FOR INTEREST
     (Net of Amounts Capitalized of $150, $214 and $206,
       Respectively).......................................  $  40,576      45,004      48,197
                                                             =========   =========   =========

        The accompanying notes are an integral part of these statements.

                GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  ORGANIZATION AND MANAGEMENT

     Great Lakes Gas Transmission Limited Partnership (Partnership) is a Delaware limited partnership which owns and operates an interstate natural gas pipeline system. The Partnership transports natural gas for delivery to customers in the midwestern and northeastern United States and eastern Canada. Partnership ownership percentages are recalculated each year to reflect distributions and contributions. The partners, their parent companies, and partnership ownership percentages are as follows:

                                                               Ownership %
                                                              -------------
                  PARTNER (PARENT COMPANY)                    2003    2002
                  ------------------------                    -----   -----
General Partners:
  El Paso Great Lakes, Inc. (El Paso Corporation)...........  46.33   45.74
  TransCanada GL, Inc. (TransCanada PipeLines Ltd.).........  46.33   45.74
Limited Partner:
  Great Lakes Gas Transmission Company (TransCanada
     PipeLines Ltd. and El Paso Corporation)................   7.34    8.52

     The El Paso Corporation (El Paso) interests were formerly owned by The Coastal Corporation (Coastal), which merged into a subsidiary of El Paso on January 29, 2001.

     The day-to-day operation of Partnership activities is the responsibility of Great Lakes Gas Transmission Company (Company), which is reimbursed for its employee salaries, benefits and other expenses, pursuant to the Partnership's Operating Agreement with the Company.

2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Partnership and GLGT Aviation Company, a wholly owned subsidiary. GLGT Aviation Company owns a transport aircraft used principally for pipeline operations. Intercompany amounts have been eliminated.

     For purposes of reporting cash flows, the Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents.

     The Partnership recognizes revenues from natural gas transportation in the period the service is provided.

     Management of the Partnership has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

REGULATION

     The Partnership is subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). The Partnership's accounting policies reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets and liabilities have been established and represent probable future revenue or expense which will be recovered from or refunded to customers. The regulatory assets and liabilities are primarily related to prior changes in federal income tax rates.

ACCOUNTS RECEIVABLE

     Accounts Receivable are reported net of an allowance for doubtful accounts of $2,304,000 and $2,095,000 for 2003 and 2002, respectively. Late fees are recognized as income when earned.

GAS UTILITY PLANT AND DEPRECIATION

     Gas utility plant is stated at cost and includes certain administrative and general expenses, plus an allowance for funds used during construction. The cost of plant retired is charged to accumulated depreciation. Depreciation of gas utility plant is computed using the straight-line method. The Partnership's principal operating assets are depreciated at an annual rate of 2.75%.

     The allowance for funds used during construction represents the debt and equity costs of capital funds applicable to utility plant under construction, calculated in accordance with a uniform formula prescribed by the FERC. The rate used for 2003 is 10.41% and for both 2002 and 2001 was 10.36%.

ASSET RETIREMENT OBLIGATIONS

     Effective January 1, 2003, the Partnership adopted SFAS No. 143 Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires recognition of the fair value of legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Partnership has asset retirement obligations if it were to permanently retire all or part of the pipeline system; however, the fair value of the obligations cannot be determined because the end of the system life is indeterminable.

INCOME TAXES

     The Partnership's tariff includes an allowance for income taxes which the FERC requires the Partnership to record as if it were a corporation. The provisions for current and deferred income tax expense are recorded without regard to whether each partner can utilize its share of the Partnership's tax deductions. Income taxes are deducted in the Consolidated Statements of Income and the current portion of income taxes is returned to partners' capital. Recorded current income taxes are distributed to partners based on their ownership percentages.

     Amounts equivalent to deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases at currently enacted income tax rates.

3  AFFILIATED COMPANY TRANSACTIONS

     Affiliated company amounts included in the Partnership's consolidated financial statements, not otherwise disclosed, are as follows:

                                                                (In Thousands)
                                                        ------------------------------
                                                          2003       2002       2001
                                                        --------   --------   --------
Accounts receivable...................................  $ 15,181     15,999     15,936
Transportation revenues:
  TransCanada PipeLines Ltd. and affiliates...........   166,578    163,442    176,818
  El Paso Corporation and affiliates..................    23,877     24,875     25,716

     Affiliated transportation revenues are primarily provided under fixed priced contracts with remaining terms ranging from 3 months to 11 years. The majority of these revenues are currently provided under a contract which has a remaining term of approximately 2 years.

     The Partnership reimburses the Company for salaries, benefits and other incurred expenses. Benefits include pension, thrift plan, and other post-retirement benefits. Operating expenses charged by the Company in 2003, 2002 and 2001 were $25,758,000, $17,888,000, and $13,671,000, respectively.

     The Company accounts for pension benefits on an accrual basis. Effective with the merger of The Coastal Corporation and El Paso Corporation in 2001, the former pension plan was merged into the El Paso cash balance pension plan. The annual net pension credit was $2,600,000, $5,400,000, and $8,500,000 in 2003, 2002 and 2001, respectively.

     The Company makes contributions for eligible employees of the Company to a voluntary defined contribution plan sponsored by one of the parent companies. The Company's contributions, which are based on matching employee contributions, amounted to $396,000, $770,000, and $832,000 in 2003, 2002 and 2001,
respectively.

     The Company accounts for other post-retirement benefits on an accrual basis. The annual expense was $204,000, $236,000, and $215,000 for 2003, 2002 and 2001, respectively. In addition, curtailment costs of approximately $695,000 were recorded in 2001 related to the conversion to the El Paso Corporation benefit plans, which changed future benefits for eligible employees.

4  DEBT

                                                                (In Thousands)
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Senior Notes, unsecured, interest due semiannually,
  principal due as follows:
  9.35% series, due 2003 to 2005............................  $     --     31,500
  8.74% series, due 2003 to 2011............................    80,000     90,000
  9.09% series, due 2012 to 2021............................   100,000    100,000
  6.73% series, due 2009 to 2018............................    90,000     90,000
  6.95% series, due 2019 to 2028............................   110,000    110,000
  8.08% series, due 2021 to 2030............................   100,000    100,000
                                                              --------   --------
                                                               480,000    521,500
  Less current maturities...................................    10,000     24,000
                                                              --------   --------
  Total long term debt less current maturities..............  $470,000    497,500
                                                              ========   ========

     In June 2003, the Partnership prepaid the remaining principal balance on the 9.35% Senior Notes along with the related accrued interest and prepayment premium.

     The aggregate estimated fair value of long term debt was $571,400,000 and $628,000,000 for 2003 and 2002, respectively. The fair value is determined using discounted cash flows based on the Partnership's estimated current interest rates for similar debt.

     The aggregate annual required repayments of Senior Notes is $10,000,000 for each of the five years 2004 through 2008.

     Under the most restrictive covenants in the Senior Note Agreements, approximately $258,000,000 of partners' capital is restricted as to distributions as of December 31, 2003.

5  INCOME TAXES PAYABLE BY PARTNERS

     Income tax expense for the years ended December 31, 2003, 2002 and 2001 consists of:

                                                                (IN THOUSANDS)
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Current
  Federal...............................................  $23,201    26,612    22,366
  State.................................................    1,037     1,189     1,012
                                                          -------   -------   -------
                                                           24,238    27,801    23,378
                                                          -------   -------   -------
Deferred
  Federal...............................................   15,556    16,808    15,835
  State.................................................      736       791       737
                                                          -------   -------   -------
                                                           16,292    17,599    16,572
                                                          -------   -------   -------
                                                          $40,530    45,400    39,950
                                                          =======   =======   =======

     Income tax expense differs from the statutory rate of 35% due to the amortization of excess deferred taxes along with the effects of state and local taxes. The Partnership is required to amortize excess deferred taxes which had previously been accumulated at tax rates in excess of current statutory rates. Such amortization reduced income tax expense by $900,000 for 2003, 2002 and 2001. As of December 31, 2003, the remaining unamortized balance is $575,000.

     Amounts equivalent to deferred income taxes are principally comprised of temporary differences associated with excess tax depreciation on utility plant. As of December 31, 2003 and 2002, no valuation allowance is required. The deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are as follows:

                                                                 (IN THOUSANDS)
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Deferred tax assets -- other................................  $   5,168       5,110
Deferred tax liabilities -- utility plant...................   (230,614)   (214,526)
Deferred tax liabilities -- other...........................    (15,835)    (14,882)
                                                              ---------   ---------
Net deferred tax liability..................................  $(241,281)   (224,298)
                                                              =========   =========

6  SEVERANCE COSTS

     In the third quarter of 2003, the Partnership implemented a reorganization plan to reduce the work force. Severance costs were approximately $6,000,000 and were substantially paid by December 31, 2003. Severance costs have been included in Operation and Maintenance expense.

7  USE TAX REFUNDS

     In the first quarter of 2002, the Partnership received a favorable decision from the Minnesota Supreme Court on use tax litigation and has collected refunds and related interest on litigated claims and pending claims for 1994 to 2001. The total amount received was $13,700,000. The refunds are reflected in Property and Other Taxes ($10,900,000) and the interest included in Other, Net ($2,800,000).

                              ANR PIPELINE COMPANY
                                  EXHIBIT LIST

                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an "*"; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated
                         March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
           3.B           By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form
                         10-K).
           4.A           Indenture dated as of February 15, 1994 and First
                         Supplemental Indenture dated as of February 15, 1994
                         (Exhibit 4.4 to our 1993 Form 10-K).
           4.B           Indenture dated as of March 5, 2003 between ANR Pipeline
                         Company and The Bank of New York, as Trustee (Exhibit 4.1 to
                         our Form 8-K filed March 5, 2003).
           4.C           Registration Rights Agreement dated as of March 5, 2003
                         between ANR Pipeline Company and the Initial Purchasers
                         named therein (Exhibit 10.1 to our Form 8-K filed March 5,
                         2003).
          10.A           $3,000,000,000 Revolving Credit Agreement dated as of April
                         16, 2003 among El Paso Corporation, El Paso Natural Gas
                         Company, Tennessee Gas Pipeline Company and ANR Pipeline
                         Company, as Borrowers, the Lenders Party thereto, and
                         JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                         N.V. and Citicorp North America, Inc., as Co-Document
                         Agents, Bank of America, N.A. and Credit Suisse First
                         Boston, as Co-Syndication Agents, J.P. Morgan Securities
                         Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                         and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                         Corporation's Form 8-K filed April 18, 2003.)
          10.B           Security and Intercreditor Agreement dated as of April 16,
                         2003 among El Paso Corporation, the persons referred to
                         therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                         JPMorgan Chase Bank, as Credit Agreement Administrative
                         Agent and JPMorgan Chase Bank, as Collateral Agent,
                         Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                         El Paso Corporation's Form 8-K filed April 18, 2003).
         *31.A           Certification of Chief Executive Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *31.B           Certification of Chief Financial Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *32.A           Certification of Chief Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.
         *32.B           Certification of Chief Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized on the 15th day of March 2004.

                                          ANR PIPELINE COMPANY

                                          By   /s/ JOHN W. SOMERHALDER II
                                            ------------------------------------
                                                   John W. Somerhalder II
                                                   Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                            SIGNATURE                                       TITLE                        DATE
                            ---------                                       -----                        ----


                /s/ JOHN W. SOMERHALDER II                    Chairman of the Board and Director    March 15, 2004
 --------------------------------------------------------       (Principal Executive Officer)
                 (John W. Somerhalder II)

                  /s/ STEPHEN C. BEASLEY                      President and Director                March 15, 2004
 --------------------------------------------------------
                   (Stephen C. Beasley)

                    /s/ GREG G. GRUBER                        Senior Vice President, Chief          March 15, 2004
 --------------------------------------------------------       Financial Officer, Treasurer and
                     (Greg G. Gruber)                           Director (Principal Financial
                                                                and Accounting Officer)

                              ANR PIPELINE COMPANY
                                  EXHIBIT LIST

                               DECEMBER 31, 2003

     Exhibits not incorporated by reference to a prior filing are designated by an asterisk. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.A           Amended and Restated Certificate of Incorporation dated
                         March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
           3.B           By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form
                         10-K).
           4.A           Indenture dated as of February 15, 1994 and First
                         Supplemental Indenture dated as of February 15, 1994
                         (Exhibit 4.4 to our 1993 Form 10-K).
           4.B           Indenture dated as of March 5, 2003 between ANR Pipeline
                         Company and The Bank of New York, as Trustee (Exhibit 4.1 to
                         our Form 8-K filed March 5, 2003).
           4.C           Registration Rights Agreement dated as of March 5, 2003
                         between ANR Pipeline Company and the Initial Purchasers
                         named therein (Exhibit 10.1 to our Form 8-K filed March 5,
                         2003).
          10.A           $3,000,000,000 Revolving Credit Agreement dated as of April
                         16, 2003 among El Paso Corporation, El Paso Natural Gas
                         Company, Tennessee Gas Pipeline Company and ANR Pipeline
                         Company, as Borrowers, the Lenders Party thereto, and
                         JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank
                         N.V. and Citicorp North America, Inc., as Co-Document
                         Agents, Bank of America, N.A. and Credit Suisse First
                         Boston, as Co-Syndication Agents, J.P. Morgan Securities
                         Inc. and Citigroup Global Markets Inc., as Joint Bookrunners
                         and Co-Lead Arrangers. (Exhibit 99.1 to El Paso
                         Corporation's Form 8-K filed April 18, 2003.)
          10.B           Security and Intercreditor Agreement dated as of April 16,
                         2003 among El Paso Corporation, the persons referred to
                         therein as Pipeline Company Borrowers, the persons referred to therein as Grantors, each of the Representative Agents,
                         JPMorgan Chase Bank, as Credit Agreement Administrative
                         Agent and JPMorgan Chase Bank, as Collateral Agent,
                         Intercreditor Agent, and Depository Bank. (Exhibit 99.3 to
                         El Paso Corporation's Form 8-K filed April 18, 2003).
         *31.A           Certification of Chief Executive Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *31.B           Certification of Chief Financial Officer pursuant to sec.
                         302 of the Sarbanes-Oxley Act of 2002.
         *32.A           Certification of Chief Executive Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.
         *32.B           Certification of Chief Financial Officer pursuant to 18
                         U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
                         Sarbanes-Oxley Act of 2002.