Form 10-Q
period 2004-06-30
ANR PIPELINE CO
filed 2004-08-13
CIK 65695

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on August 13, 2004: 1,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Risk Factors and Cautionary Statements Regarding
            Forward-Looking Statements................................   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   16
Item 4.   Controls and Procedures.....................................   16

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   18
Item 2.   Unregistered Sales of Equity Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.....................   18
Item 3.   Defaults Upon Senior Securities.............................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
Item 5.   Other Information...........................................   18
Item 6.   Exhibits and Reports on Form 8-K............................   18
          Signatures..................................................   20

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                          QUARTER ENDED       SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                          --------------      ----------------
                                                          2004      2003      2004       2003
                                                          ----      ----      -----      -----
Operating revenues......................................  $103      $126      $241       $311
                                                          ----      ----      ----       ----
Operating expenses
  Operation and maintenance.............................    57        71       115        148
  Depreciation, depletion and amortization..............     9         9        18         18
  Taxes, other than income taxes........................     6         6        13         13
                                                          ----      ----      ----       ----
                                                            72        86       146        179
                                                          ----      ----      ----       ----
Operating income........................................    31        40        95        132
Earnings from unconsolidated affiliate..................    16        13        36         31
Interest and debt expense...............................   (17)      (17)      (35)       (30)
Affiliated interest income, net.........................     2        --         4         --
                                                          ----      ----      ----       ----
Income before income taxes..............................    32        36       100        133
Income taxes............................................    12        14        37         50
                                                          ----      ----      ----       ----
Net income..............................................  $ 20      $ 22      $ 63       $ 83
                                                          ====      ====      ====       ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2004         2003
                                                              --------   ------------
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $    6       $   25
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2004 and 2003......       71           67
     Affiliates.............................................        9            5
     Other..................................................        2            3
  Materials and supplies....................................       21           22
  Other.....................................................       10           13
                                                               ------       ------
          Total current assets..............................      119          135
                                                               ------       ------
Property, plant and equipment, at cost......................    3,660        3,660
  Less accumulated depreciation, depletion and
     amortization...........................................    2,201        2,200
                                                               ------       ------
          Total property, plant and equipment, net..........    1,459        1,460
                                                               ------       ------
Other assets
  Investment in unconsolidated affiliate....................      325          325
  Notes receivable from affiliates..........................      481          367
  Other.....................................................       11           20
                                                               ------       ------
                                                                  817          712
                                                               ------       ------
          Total assets......................................   $2,395       $2,307
                                                               ======       ======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................   $   31       $   32
     Affiliates.............................................       18           18
     Other..................................................       11           13
  Short-term borrowings, including current maturities of
     long-term debt.........................................       75           --
  Accrued interest..........................................       17           17
  Taxes payable.............................................       77           59
  Contractual deposits......................................       16           10
  Other payable to affiliate................................        8            8
  Other.....................................................       18           24
                                                               ------       ------
          Total current liabilities.........................      271          181
                                                               ------       ------
Long-term debt, less current maturities.....................      733          807
                                                               ------       ------
Other liabilities
  Deferred income taxes.....................................      323          307
  Payable to affiliates.....................................      184          188
  Other.....................................................       38           41
                                                               ------       ------
                                                                  545          536
                                                               ------       ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................       --           --
  Additional paid-in capital................................      597          597
  Retained earnings.........................................      249          186
                                                               ------       ------
          Total stockholder's equity........................      846          783
                                                               ------       ------
          Total liabilities and stockholder's equity........   $2,395       $2,307
                                                               ======       ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2004       2003
                                                              ------     ------
Cash flows from operating activities
  Net income................................................  $  63      $  83
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     18         18
     Deferred income tax expense............................     17         33
     Undistributed earnings of unconsolidated affiliate.....      1        (12)
     Other non-cash income items............................      1          3
     Asset and liability changes............................     34         19
                                                              -----      -----
       Net cash provided by operating activities............    134        144
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (39)       (39)
  Net proceeds from disposal of assets......................     --          3
  Net change in affiliate advances..........................   (114)      (371)
                                                              -----      -----
       Net cash used in investing activities................   (153)      (407)
                                                              -----      -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........     --        288
                                                              -----      -----
       Net cash provided by financing activities............     --        288
                                                              -----      -----
Net change in cash and cash equivalents.....................    (19)        25
Cash and cash equivalents
  Beginning of period.......................................     25         --
                                                              -----      -----
  End of period.............................................  $   6      $  25
                                                              =====      =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2004, and for the quarters and six months ended June 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     In May 2004, El Paso announced that the results of an independent investigation confirmed that its historical financial statements should be restated to reflect previously announced revisions to its natural gas and oil reserve estimates. El Paso believes that a material restatement of its financial statements would have constituted an event of default under its $3 billion revolving credit facility, under which we are eligible to borrow (see Note 3), and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. Beginning in March 2004, El Paso received a series of waivers on its $3 billion revolving credit facility and these other financing transactions to address these issues. In August 2004, El Paso announced that its financial statements would likely be further restated for an issue related to the manner in which it historically accounted for hedges of its natural gas production. To address the issues relating to the further restatement, on August 6, 2004, El Paso received a third waiver on its $3 billion revolving credit facility which waived any defaults related to representations and warranties of the accuracy of its historical financial statements, amended its debt to capitalization ratio, extended the filing deadline for its December 31, 2003 annual financial statements until September 30, 2004, and extended the filing deadline for its March 31, 2004 and June 30, 2004 quarterly financial statements until November 30, 2004. The August waiver to the $3 billion revolving credit facility also placed restrictions on the voluntary prepayment of El Paso's and its subsidiaries debt that matures after June 30, 2005, amended one of the defined event of default provisions and also provided that if El Paso or any of its significant subsidiaries receives or is required to provide a notice of default on any other debt or guaranty of debt that in the aggregate exceeds $100 million, El Paso will have 29 days to file its financial statements (not to go beyond September 30, 2004 in the case of its December 31, 2003 financial statements and November 30, 2004, in the case of its March 31, 2004 and June 30, 2004 financial statements). If El Paso does not file its financial statements by these required dates, El Paso would need to obtain additional waivers to avoid an event of default. Although we are a party to El Paso's $3 billion revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. Based upon a review of our financing transactions, we believe that a default on El Paso's $3 billion revolving credit facility would not constitute an event of default on our other debt agreements.

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program. Under this program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash to El Paso under this program, and as of June 30, 2004, we had a cash advance receivable from El Paso of $481 million, classified as a non-current asset in our balance sheet. If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next twelve months.

     El Paso's ownership interest in us serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change. However, this change of control would not constitute an event of default under our existing debt agreements.

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

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $5 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

3. DEBT AND CREDIT FACILITIES

     We have reclassified our $75 million, 7.00% debentures due 2025, to current maturities because the holders may require us to redeem their debentures at par value on June 1, 2005.

  Credit Facilities

     El Paso maintains a $3 billion revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The $3 billion revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, Tennessee Gas Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company, are borrowers under the $3 billion revolving credit facility. We are only liable for amounts we directly borrow under the $3 billion revolving credit facility. As of June 30, 2004, $600 million was outstanding and $1.1 billion in letters of credit were issued under the $3 billion revolving credit facility, none of which was borrowed by or issued on our behalf. During the fourth quarter of 2003 and the first quarter of 2004, El Paso liquidated a portion of the collateral that supported the $3 billion revolving credit facility, which reduced the borrowing availability by $42 million. See Note 2 for a discussion regarding El Paso's waivers on the $3 billion revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us, collateralizes the $3 billion revolving credit facility and $303 million of other financing arrangements including leases, letters of credit and other credit facilities.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied on April 10, 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of June 30, 2004, we had approximately $1 million accrued for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of June 30, 2004, we had accrued approximately $28 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of June 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $29
Additions/adjustments for remediation activities............    1
Payments for remediation activities.........................   (2)
                                                              ---
Balance as of June 30, 2004.................................  $28
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $19 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $3 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2004 we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

     While the outcome of our outstanding rates and regulatory matters cannot be predicted with certainty, based on current information, we do not expect the ultimate resolution of these matters to have a material adverse effect on our financial position, operating results or cash flows. However, it is possible that new information or future developments could require us to reassess our potential exposure related to these matters, which could have a material effect on our results of operations, our financial position, and on our cash flows.

  Other

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period October 2003 though December 2003.

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

5. RETIREMENT BENEFITS

     Our postretirement benefit costs for the quarters and six months ended June 30, 2004 and 2003 were less than $1 million.

6. INVESTMENT IN UNCONSOLIDATED AFFILIATE AND TRANSACTIONS WITH AFFILIATES

  Investment in Unconsolidated Affiliate

     Our investment in unconsolidated affiliate consists of our equity ownership interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes L.P.). Summarized income statement information of our proportionate share of our unconsolidated affiliate for the periods ended June 30, are as follows:

                                                      QUARTERS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                      --------------    -----------------
                                                      2004      2003    2004        2003
                                                      ----      ----    -----       -----
                                                                 (IN MILLIONS)
Operating results data:
  Operating revenues................................  $32       $30      $68         $65
  Operating expenses................................   13        14       26          28
  Net income(1).....................................   11         7       24          20

---------------

(1)Our proportionate share of net income includes our share of taxes payable by partners recorded by Great Lakes L.P.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of June 30, 2004 and December 31, 2003, we had advanced to El Paso $481 million and $367 million. The interest rate at June 30, 2004 was 2.4% and at December 31, 2003 was 2.8%. These receivables are due upon demand;

however, as of June 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At June 30, 2004 and December 31, 2003, we had accounts receivable from affiliates of $9 million and $5 million. In addition, we had accounts payable to affiliates of $18 million at June 30, 2004, and December 31, 2003. These balances arose in the normal course of business.

     At June 30, 2004 and December 31, 2003, we had payables to an affiliate of $192 million and $196 million, for obligations related to a non-cancelable lease on our former headquarters. Of these amounts, $8 million was classified as current at June 30, 2004 and December 31, 2003. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     The following table shows revenues and charges from our affiliates for the periods ended June 30:

                                                      QUARTERS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,           JUNE 30,
                                                      --------------    -----------------
                                                      2004      2003    2004        2003
                                                      ----      ----    -----       -----
                                                                 (IN MILLIONS)
Revenues from affiliates............................  $ 3       $ 4      $ 6         $11
Operations and maintenance expenses from
  affiliates........................................   28        32       55          66
Reimbursements of operating expenses charged to
  affiliates........................................    1         1        2           1

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

     The following is a reconciliation of our operating income to our EBIT and our EBIT to our net income for the periods ended June 30:

                                                               QUARTER ENDED      SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                             -----------------   -------------------
                                                              2004      2003       2004       2003
                                                             -------   -------   --------   --------
                                                              (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.........................................  $  103    $  126     $  241     $  311
Operating expenses.........................................     (72)      (86)      (146)      (179)
                                                             ------    ------     ------     ------
     Operating income......................................      31        40         95        132
                                                             ------    ------     ------     ------
Earnings from unconsolidated affiliate.....................      16        13         36         31
                                                             ------    ------     ------     ------
     EBIT..................................................      47        53        131        163
Interest and debt expense..................................     (17)      (17)       (35)       (30)
Affiliated interest income, net............................       2        --          4         --
Income taxes...............................................     (12)      (14)       (37)       (50)
                                                             ------    ------     ------     ------
     Net income............................................  $   20    $   22     $   63     $   83
                                                             ======    ======     ======     ======
Throughput volumes (BBtu/d)(1).............................   4,934     4,918      5,506      5,903
                                                             ======    ======     ======     ======

----------

(1) Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.

OPERATING RESULTS (EBIT)

     The following factors contributed to our overall EBIT decrease of $6 million and $32 million for the three months and six months ended June 30, 2004 as compared to the same periods in 2003:

                                                                     EBIT IMPACT
                                                           --------------------------------
                                                           QUARTER ENDED   SIX MONTHS ENDED
                                                             JUNE 30,          JUNE 30,
                                                           -------------   ----------------
                                                                    (IN MILLIONS)
                                                                 INCREASE/(DECREASE)
Operating revenue items:
  Lower operating revenues related to the Dakota
     gasification facility...............................      $(12)             $(28)
  Impact of contract changes with We Energies............        (3)              (12)
  Impact of contract remarketing/restructuring...........        (3)              (14)
  Lower sales of operational natural gas recoveries
     relative to operating needs.........................        (3)              (14)
  Other..................................................        (2)               (2)
Operating expense items:
  Lower operating expenses related to the Dakota
     gasification facility...............................        12                27
  Other..................................................         2                 6
Other items:
  Higher equity earnings from our investment in Great
     Lakes L.P. primarily due to favorable marketing of
     short-term services and lower operating expense.....         3                 5
                                                               ----              ----
          Total decrease in EBIT.........................      $ (6)             $(32)
                                                               ====              ====

     During 2003, our natural gas purchase and sale contract associated with the Dakota gasification facility was bought out in the third quarter. As a result of this buyout, we will have lower operating revenues and lower operating expenses for the remainder of 2004 with an insignificant overall impact on our operating income and EBIT. Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with us for a portion of the markets in Wisconsin. During 2003, we renegotiated the terms of several contracts with We Energies, in particular, our rates, volumes and receipt and delivery points on our pipeline system. This renegotiation will continue to impact our operating revenues and EBIT for the remainder of 2004.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the six months ended June 30, 2004, was $5 million higher than the same period in 2003 primarily due to the issuance in March 2003 of $300 million senior unsecured notes with an annual interest rate of 8.875%.

AFFILIATED INTEREST INCOME, NET

  Second Quarter 2004 Compared to Second Quarter 2003

     Affiliated interest income, net for the quarter ended June 30, 2004, was $2 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the second quarter of 2003 of $169 million increased to $321 million in 2004. The average short-term interest rate for the second quarter increased from 1.3% in 2003 to 2.3% during the same period in 2004.

  Six Months Ended 2004 Compared to Six Months Ended 2003

     Affiliated interest income, net for the six months ended June 30, 2004, was $4 million higher than the same period in 2003 due primarily to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the six months of 2004 increased to $295 million from $64 million in 2003. The average short-term interest rates for the six month period increased from 1.4% in 2003 to 2.5% in 2004.

INCOME TAXES

                                                    QUARTER ENDED       SIX MONTHS ENDED
                                                       JUNE 30,             JUNE 30,
                                                    --------------      -----------------
                                                    2004      2003      2004        2003
                                                    ----      ----      -----       -----
                                                       (IN MILLIONS, EXCEPT FOR RATES)
Income taxes......................................  $12       $14        $37         $50
Effective tax rate................................   38%       39%        37%         38%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes.

OTHER

     In the second quarter of 2004, we received $3 million as a result of a shipper restructuring its transportation contract on our Southwest Leg. We have also entered into an agreement with that same shipper to restructure another of its transportation contracts on our Southeast Leg as well as a related gathering contract. We expect to complete the second restructuring in March 2005 and receive $26 million then.

EXPANSION/CERTIFICATED PROJECTS

     WestLeg. In June 2003, the FERC granted certificate authorization for our proposed WestLeg expansion project. The WestLeg project will expand the capacity of our system by approximately 218 MMcf/d by looping our Madison Lateral line, located in Wisconsin's Walworth and Rock Counties and in Illinois' McHenry County, and modifying our existing Beloit Lateral line in Rock County, Wisconsin. The estimated cost of the project is approximately $48 million and the anticipated in-service date is November 2004. Current expenditures to date as of June 30, 2004 are approximately $17 million.

     EastLeg. In July 2004, the FERC granted certificate authorization for our proposed EastLeg project. The EastLeg project will add 142 MMcf/d of capacity along our lateral system in Wisconsin. The project consists of replacing 4.7 miles of existing 14-inch pipe with a 30-inch line in Washington County, add 3.5 miles of 8-inch looping on the Denmark Lateral in Brown County and modify our existing Mountain Compressor Station in Oconto County, Wisconsin. The estimated cost of the project is $19 million and the anticipated in-service date of the project is November 2005.

     NorthLeg. In June 2004, the FERC granted certificate authorization for our proposed NorthLeg project. The NorthLeg project will add 6,000 horse power of electric powered compression at its Weyauwega Compressor station in Waupaca County, Wisconsin. The estimated cost of the project is $14 million and the anticipated in-service date of the project is November 2005.

     Storage Realignment. The Storage Realignment Project involves four natural gas storage fields in Michigan. We propose to convert a total of 4.1 Bcf of base gas to working gas at three storage fields and abandon by sale the Capac Storage Field to Mid Michigan Gas Storage Company, an affiliated non-jurisdictional company. We also propose to construct injection/withdrawal wells and install separation equipment at one field and appurtenant equipment at two other fields to enhance late season deliverability. The estimated cost of the project is approximately $10 million. The FERC issued an order granting certificate authorization for the project on August 9, 2004. We anticipate completing the realignment by the third quarter of 2006.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these net advances as investing activities in our statement of cash flows. As of June 30, 2004, we had receivables from El Paso of $481 million as a result of this program. These receivables are due upon demand; however, we do not anticipate settlement within the next twelve months. As of June 30, 2004, these receivables were classified as non-current notes receivable from affiliates in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements. In addition, based on our current estimates of cash flows, we do not believe we will need to seek repayment of all or part of these advances in the next twelve months.

     El Paso's ownership interest in us serves as collateral under El Paso's revolving credit facility and other of El Paso's financing transactions. If El Paso's lenders under these facilities were to exercise their rights to this collateral, our ownership could change. However, this change of control would not constitute an event of default under our existing debt agreements.

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

     Finally, we have cross-acceleration provisions in our long-term debt agreements that state that should we incur an event of default under which borrowings in excess of $5 million are accelerated, our long-term debt could also be accelerated. The acceleration of our long-term debt would adversely affect our liquidity position and, in turn, our financial condition.

     Our cash flows for the six months ended June 30 were as follows:

                                                              2004       2003
                                                              -----      -----
                                                               (IN MILLIONS)
Cash flows from operating activities........................  $ 134      $ 144
Cash flows from investing activities........................   (153)      (407)
Cash flows from financing activities........................     --        288(1)

---------------

(1) Represents net proceeds from the issuance of $300 million of long-term debt in March 2003.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $134 million for the first six months of 2004 versus $144 million in the same period of 2003. This decrease was primarily due to higher interest payments in 2004, various changes in assets and liabilities offset by higher distributed earnings from an affiliated investment in 2004.

  Cash Flows from Investing Activities

     Net cash used in investing activities consisted of an increase of $114 million in advances to our affiliate and $39 million in capital expenditures.

CAPITAL EXPENDITURES

     Our capital expenditures for the six months ended June 30, 2004 were approximately $39 million. Under our current plan, we expect to spend $148 million during 2004 for capital expenditures, consisting of $62 million to expand the capacity on our system and $86 million for maintenance capital. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time, and the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf.

OUR RELATIONSHIP WITH EL PASO AND ITS FINANCIAL CONDITION SUBJECTS US TO POTENTIAL RISKS THAT ARE BEYOND OUR CONTROL.

     Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The senior unsecured indebtedness of El Paso is currently rated Caa1 by Moody's (with a negative outlook and under review for a possible downgrade) and CCC+ by Standard & Poor's (with a negative outlook), which are below investment grade ratings. Our senior unsecured indebtedness is rated B1 by Moody's (with a negative outlook and under review for a possible downgrade) and B- by Standard & Poor's (with a negative outlook). Further downgrades of our credit ratings would increase our cost of capital and collateral requirements, and could impede our access to capital markets. As a result of its downgrades over the last two years, El Paso has realized substantial demands on its liquidity. These downgrades are a result, at least in part, of the outlook generally for the consolidated businesses of El Paso and its needs for liquidity.

     El Paso has a long-range plan that, among other things, defines its future businesses, targets significant debt reduction and establishes financial goals. An inability to meet these objectives could adversely affect El Paso's liquidity position, and in turn affect our financial condition.

     Pursuant to El Paso's cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. As of June 30, 2004, we have net receivables of approximately $472 million from El Paso and its affiliates. El Paso provides cash management and other corporate services to us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we would still be required to satisfy affiliated company payables. Our inability to recover any intercompany receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see
Item 1, Financial Statements, Note 6.

     In May 2004, El Paso announced that an independent review of its natural gas and oil reserves confirmed its previous assessment that the financial statements of El Paso and certain of its subsidiaries should be restated. In August 2004, El Paso announced it would likely be required to further restate its financial statements for adjustments related to the manner in which it historically accounted for hedges of its natural gas production. At this time, El Paso's December 31, 2003 restated financial statements have not been filed, nor has it filed quarterly reports for March 31, 2004 and June 30, 2004. Also, as a result of its reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of an SEC investigation and may become the subject of separate inquiries by other governmental regulatory agencies. These investigations and lawsuits may further negatively impact El Paso's credit ratings and place further demands on its liquidity. See Item 1, Financial Statements, Note 2 for a further discussion of these matters.

A DEFAULT UNDER EL PASO'S $3 BILLION REVOLVING CREDIT FACILITY BY ANY PARTY COULD ACCELERATE OUR FUTURE BORROWINGS, IF ANY, UNDER THE FACILITY AND OUR LONG-TERM DEBT, WHICH COULD ADVERSELY AFFECT OUR LIQUIDITY POSITION.

     We are a party to El Paso's $3 billion revolving credit facility. We are only liable, however, for our borrowings under the $3 billion revolving credit facility, which were zero as of June 30, 2004. Under the $3 billion revolving credit facility, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the facility, including the borrowings of any non-defaulting party, and could preclude us from borrowing under the facility in the future. We believe El Paso's announced restatements of its prior period financial statements would have constituted an event of default under the $3 billion credit facility; however, El Paso received waivers of the potential defaults on its $3 billion credit facility, which continue to be effective. See Item 1, Financial Statements, Note 2, for additional information regarding these matters. The acceleration of our future borrowings, if any, under the credit facility, or the inability to borrow under this facility, could adversely affect our liquidity position and, in turn, our financial condition.

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

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of the end of the period covered by this Quarterly Report pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (Exchange Act). Based on our controls evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls are effective.

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

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 *10.A.2   Second Waiver to the $3,000,000,000 Revolving Credit
           Agreement dated as of June 15, 2004 among El Paso
           Corporation, El Paso Natural Gas Company, Tennessee Gas
           Pipeline Company, ANR Pipeline Company and Colorado
           Interstate Gas Company, as Borrowers, the Lenders party
           thereto and JPMorgan Chase Bank, as Administrative Agent,
           ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-
           Documentation Agents, Bank of America, N.A. and Credit
           Suisse First Boston, as Co-Syndication Agents.
  10.A.3   Second Amendment to the $3,000,000,000 Revolving Credit
           Agreement and Third Waiver dated as of August 6, 2004 among
           El Paso Corporation, El Paso Natural Gas Company, Tennessee
           Gas Pipeline Company, ANR Pipeline Company and Colorado
           Interstate Gas Company, as Borrowers, the Lenders party
           thereto and JPMorgan Chase Bank, as Administrative Agent,
           ABN AMRO Bank N.V. and Citicorp North America, Inc., as
           Co-Documentation Agents, Bank of America, N.A. and Credit
           Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
           to our Form 8-K filed August 10, 2004.)
 *31.A     Certification of Chief Executive Officer pursuant to
           sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to
           sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.

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

     b. Reports on Form 8-K

   DATE                                    EVENT REPORTED
   ----                                    --------------
   June 17, 2004    Our parent company, El Paso Corporation, announced that it had received waivers on its $3 billion revolving credit
                    facility and certain other financings.
   August 10, 2004  Our parent company, El Paso Corporation, announced that it had received waivers on its $3 billion revolving credit
                    facility and certain other financings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ANR PIPELINE COMPANY

Date: August 13, 2004                           /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: August 13, 2004                               /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                                         and Director
                                                   (Principal Financial and
                                                      Accounting Officer)

                              ANR PIPELINE COMPANY

                                 EXHIBIT INDEX

     Each exhibit identified below is filed as a part of this report. Exhibits not incorporated by reference to a prior filing are designated by an "*". All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

EXHIBIT
 NUMBER                            DESCRIPTION
-------                            -----------
 *10.A.2   Second Waiver to the $3,000,000,000 Revolving Credit
           Agreement dated as of June 15, 2004 among El Paso
           Corporation, El Paso Natural Gas Company, Tennessee Gas
           Pipeline Company, ANR Pipeline Company and Colorado
           Interstate Gas Company, as Borrowers, the Lenders party
           thereto and JPMorgan Chase Bank, as Administrative Agent,
           ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-
           Documentation Agents, Bank of America, N.A. and Credit
           Suisse First Boston, as Co-Syndication Agents.
  10.A.3   Second Amendment to the $3,000,000,000 Revolving Credit
           Agreement and Third Waiver dated as of August 6, 2004 among
           El Paso Corporation, El Paso Natural Gas Company, Tennessee
           Gas Pipeline Company, ANR Pipeline Company and Colorado
           Interstate Gas Company, as Borrowers, the Lenders party
           thereto and JPMorgan Chase Bank, as Administrative Agent,
           ABN AMRO Bank N.V. and Citicorp North America, Inc., as
           Co-Documentation Agents, Bank of America, N.A. and Credit
           Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B
           to our Form 8-K filed August 10, 2004.)
 *31.A     Certification of Chief Executive Officer pursuant to
           sec. 302 of the Sarbanes-Oxley Act of 2002.
 *31.B     Certification of Chief Financial Officer pursuant to
           sec. 302 of the Sarbanes-Oxley Act of 2002.
 *32.A     Certification of Chief Executive Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.
 *32.B     Certification of Chief Financial Officer pursuant to 18
           U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the
           Sarbanes-Oxley Act of 2002.