Form 10-Q
period 2004-09-30
ANR PIPELINE CO
filed 2004-11-12
CIK 65695

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Common stock, par value $1 per share. Shares outstanding on November 12, 2004: 1,000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              ANR PIPELINE COMPANY

                               TABLE OF CONTENTS

                                    CAPTION                             PAGE
                                    -------                             ----
                        PART I -- Financial Information
Item 1.   Financial Statements........................................    1
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   10
          Cautionary Statements for purposes of the "Safe Harbor"
            provisions of the Private Securities Litigation Reform Act
            of 1995...................................................   15
Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................   15
Item 4.   Controls and Procedures.....................................   15

                          PART II -- Other Information
Item 1.   Legal Proceedings...........................................   16
Item 2.   Unregistered Sales of Equity Securities and Use of
            Proceeds..................................................   16
Item 3.   Defaults Upon Senior Securities.............................   16
Item 4.   Submission of Matters to a Vote of Security Holders.........   16
Item 5.   Other Information...........................................   16
Item 6.   Exhibits....................................................   16
          Signatures..................................................   17

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

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ANR PIPELINE COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                               NINE MONTHS
                                                          QUARTER ENDED           ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          --------------      --------------
                                                          2004      2003      2004      2003
                                                          ----      ----      ----      ----
Operating revenues......................................  $101      $117      $342      $428
                                                          ----      ----      ----      ----
Operating expenses
  Operation and maintenance.............................    58        69       173       217
  Depreciation, depletion and amortization..............    10         9        28        27
  Taxes, other than income taxes........................     7         6        20        19
                                                          ----      ----      ----      ----
                                                            75        84       221       263
                                                          ----      ----      ----      ----
Operating income........................................    26        33       121       165
Earnings from unconsolidated affiliate..................    14        11        50        42
Other income, net.......................................     4        --         4        --
Interest and debt expense...............................   (17)      (18)      (52)      (48)
Affiliated interest income, net.........................     6         1        10         1
                                                          ----      ----      ----      ----
Income before income taxes..............................    33        27       133       160
Income taxes............................................    12         9        49        59
                                                          ----      ----      ----      ----
Net income..............................................  $ 21      $ 18      $ 84      $101
                                                          ====      ====      ====      ====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2004            2003
                                                              -------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents.................................     $   42          $   25
  Accounts and notes receivable
     Customer, net of allowance of $3 in 2004 and 2003......         47              67
     Affiliates.............................................          7               5
     Other..................................................          1               3
  Materials and supplies....................................         20              22
  Other.....................................................         13              13
                                                                 ------          ------
          Total current assets..............................        130             135
                                                                 ------          ------
Property, plant and equipment, at cost......................      3,660           3,660
  Less accumulated depreciation, depletion and
     amortization...........................................      2,158           2,200
                                                                 ------          ------
          Total property, plant and equipment, net..........      1,502           1,460
                                                                 ------          ------
Other assets
  Investment in unconsolidated affiliate....................        319             325
  Notes receivable from affiliates..........................        477             367
  Other.....................................................         10              20
                                                                 ------          ------
                                                                    806             712
                                                                 ------          ------
          Total assets......................................     $2,438          $2,307
                                                                 ======          ======

                           LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
  Accounts payable
     Trade..................................................     $   28          $   32
     Affiliates.............................................         23              18
     Other..................................................         17              13
  Short-term borrowings, including current maturities of
     long-term debt.........................................         75              --
  Accrued interest..........................................         17              17
  Taxes payable.............................................         84              59
  Contractual deposits......................................         18              13
  Other payable to affiliate................................          8               8
  Other.....................................................         19              21
                                                                 ------          ------
          Total current liabilities.........................        289             181
                                                                 ------          ------
Long-term debt, less current maturities.....................        733             807
                                                                 ------          ------
Other liabilities
  Deferred income taxes.....................................        331             307
  Payable to affiliates.....................................        184             188
  Other.....................................................         34              41
                                                                 ------          ------
                                                                    549             536
                                                                 ------          ------
Commitments and contingencies
Stockholder's equity
  Common stock, par value $1 per share; 1,000 shares
     authorized, issued and outstanding.....................         --              --
  Additional paid-in capital................................        597             597
  Retained earnings.........................................        270             186
                                                                 ------          ------
          Total stockholder's equity........................        867             783
                                                                 ------          ------
          Total liabilities and stockholder's equity........     $2,438          $2,307
                                                                 ======          ======

                            See accompanying notes.

                              ANR PIPELINE COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2004       2003
                                                              ------     ------
Cash flows from operating activities
  Net income................................................  $  84      $ 101
  Adjustments to reconcile net income to net cash from
     operating activities
     Depreciation, depletion and amortization...............     28         27
     Deferred income tax expense............................     24         32
     Earnings from unconsolidated affiliate, adjusted for
      cash distributions....................................      7        (13)
     Other non-cash income items............................      1          2
     Asset and liability changes............................     35         11
                                                              -----      -----
       Net cash provided by operating activities............    179        160
                                                              -----      -----
Cash flows from investing activities
  Additions to property, plant and equipment................    (81)       (61)
  Net proceeds from sale of assets..........................     42          7
  Net change in affiliate advances..........................   (110)      (369)
  Other.....................................................    (13)        --
                                                              -----      -----
       Net cash used in investing activities................   (162)      (423)
                                                              -----      -----
Cash flows from financing activities
  Net proceeds from the issuance of long-term debt..........     --        288
                                                              -----      -----
       Net cash provided by financing activities............     --        288
                                                              -----      -----
Net change in cash and cash equivalents.....................     17         25
Cash and cash equivalents
  Beginning of period.......................................     25         --
                                                              -----      -----
  End of period.............................................  $  42      $  25
                                                              =====      =====

                            See accompanying notes.

                              ANR PIPELINE COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     We are an indirect wholly owned subsidiary of El Paso Corporation (El
Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2003 Annual Report on Form 10-K which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2004, and for the quarters and nine months ended September 30, 2004 and 2003, are unaudited. We derived the balance sheet as of December 31, 2003, from the audited balance sheet filed in our 2003 Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year. In addition, prior period information presented in these financial statements includes reclassifications which were made to conform to current period presentation. These reclassifications had no effect on our previously reported net income or stockholder's equity.

     Our accounting policies are consistent with those discussed in our 2003 Form 10-K.

2. LIQUIDITY

     El Paso is a significant potential source of liquidity to us. We participate in El Paso's cash management program whereby, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso and as of September 30, 2004, we had a cash advance receivable from El Paso of $477 million, classified as a non-current asset in our balance sheet. We believe that our cash flows from operating activities will be adequate to meet our short term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances in the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Note 3 below for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

3. DEBT AND CREDIT FACILITIES

     Our short-term borrowings, including current maturities of long-term debt, consist of $75 million, 7.00% debentures due 2025. They are classified as current maturities because the holders may require us to redeem their debentures at par value on June 1, 2005.

  Credit Facilities

     El Paso maintains a revolving credit facility, with a $1.5 billion letter of credit sublimit, which matures on June 30, 2005. The revolving credit facility has a borrowing cost of LIBOR plus 350 basis points, letter of credit fees of 350 basis points and a commitment fee of 75 basis points on the unused portion of the facility. We, along with El Paso and our affiliates, Tennessee Gas Pipeline Company, Colorado Interstate Gas Company and El Paso Natural Gas Company, are borrowers under the revolving credit facility. El Paso liquidated a portion of the collateral that supported the revolving credit facility, which reduced the overall borrowing availability from $3 billion to $2.5 billion in October 2004. We are only liable for amounts we directly borrow under the revolving credit facility. As of September 30, 2004, there were no borrowings and $1.1 billion in letters of credit were issued under the revolving credit facility, none of which were issued on our behalf. See Note 2 for a discussion regarding El Paso's waivers on the revolving credit facility.

     El Paso's equity in several of its subsidiaries, including its equity in us, collateralizes the revolving credit facility and other financing arrangements including leases, letters of credit and other credit facilities.

     El Paso is in the process of negotiating the refinancing of this facility as the combination of a three year revolving credit facility and a five year term loan and currently expects to be successful in this refinancing by December 31, 2004.

     Under the revolving credit facility and other financing agreements, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; and (vi) potential limitations on our ability to participate in El Paso's cash management program discussed in Note 5.

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

     Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys' fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs' motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition, which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removes claims as to heating content. A second class action has since been filed as to the heating content claim. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

     In addition to the above matters, we and our subsidiaries and affiliates are named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

     For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. As of September 30, 2004, we had less than $1 million accrued for our outstanding legal matters.

  Environmental Matters

     We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. As of September 30, 2004, we had accrued approximately $28 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability as of September 30, 2004 (in millions):

Balance as of January 1, 2004...............................  $29
Additions/adjustments for remediation activities............    2
Payments for remediation activities.........................   (3)
                                                              ---
Balance as of September 30, 2004............................  $28
                                                              ===

     In addition, we expect to make capital expenditures for environmental matters of approximately $19 million in the aggregate for the years 2004 through 2008. These expenditures primarily relate to compliance with clean air regulations. For the remainder of 2004, we estimate that our total remediation expenditures will be approximately $1 million, which primarily will be expended under government directed clean-up plans.

     CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2004 we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Reserves for these matters are included in the environmental reserve discussed above.

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

  Rates and Regulatory Matters

     Cashout Proceeding. In May 2002, we made our annual filing to reconcile the costs and revenues associated with operating our cashout program, a program that involves the sale and purchase of natural gas to satisfy shipper imbalances. In October 2002, the Federal Energy Regulatory Commission (FERC) accepted the filing, and allowed our proposed cashout surcharge to go into effect. However, the FERC also found that the existing cashout mechanism was no longer "just and reasonable" and set the case for hearing to establish a replacement mechanism.

     After a hearing in January 2004, the Administrative Law Judge (ALJ) issued an initial decision in April 2004. The ALJ concluded that five changes should be made to our cashout mechanism: (1) eliminate the cashout surcharge; (2) institute an in-kind balancing option for all shippers; (3) shippers remaining under a mechanism that remedies negative imbalances by cash payments, use a high/low pricing mechanism to determine the amount of the cash payment; (4) balance the system at the end of each month, to the extent it is operationally feasible to do so; and (5) keep Plant Thermal Reduction shippers apprised of the status of imbalances. In addition, the ALJ found that we should be made whole for past amounts owed to us under the prior cashout mechanism and rejected certain proposals of a group of shippers for establishment of an imbalance account to be credited with revenues from the sale of excess fuel and lost and unaccounted for gas and storage overrun service revenues. In November 2004, the FERC issued an Order on the initial decision. The FERC reversed the ALJ's requirement that we offer our shippers an in-kind balancing option. The FERC affirmed the ALJ's determination to allow us to utilize high-low pricing as part of our cashout mechanism to develop the amount of cash payment that must be made to resolve imbalances. Under this mechanism, we will cashout shortages by selling gas to imbalance shippers at the highest weekly index price during the month, and will purchase overages at the lowest weekly index price during the month. The FERC also reversed the ALJ's decision with respect to imbalances of Plant Thermal Reduction shippers, finding that such shippers, not us, should retain primary responsibility for obtaining plant data needed to monitor and control these imbalances.

Finally, the FERC affirmed the ALJ's rejection of various refund and crediting proposals made by a group of shippers. This decision is subject to further review by the FERC on rehearing.

     Accounting for Pipeline Assessment Costs. In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

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

  Other

     CFTC Investigation. In April 2004, we elected to voluntarily cooperate with the Commodity Futures Trading Commission (CFTC) in connection with the CFTC's industry-wide investigation of activities affecting the price of natural gas in the fall of 2003. Specifically, we provided information relating to storage reports provided to the Energy Information Administration for the period of October 2003 though December 2003. In August 2004, the CFTC announced they had completed the investigation and found no evidence of wrongdoing.

5. INVESTMENT IN UNCONSOLIDATED AFFILIATE AND TRANSACTIONS WITH AFFILIATES

  Investment in Unconsolidated Affiliate

     Our investment in unconsolidated affiliate consists of our equity ownership interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes L.P.). Summarized income statement information of our proportionate share of our unconsolidated affiliate for the periods ended September 30, is as follows:

                                                                          NINE MONTHS
                                                      QUARTERS ENDED         ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                      --------------    ---------------
                                                      2004      2003    2004       2003
                                                      ----      ----    ----       ----
                                                                (IN MILLIONS)
Operating results data:
  Operating revenues................................  $31       $31     $99        $96
  Operating expenses................................   15        15      41         43
  Net income(1).....................................    9         7      33         27

---------------

(1)Our proportionate share of net income includes our share of taxes payable by partners recorded by Great Lakes L.P.

  Transactions with Affiliates

     We participate in El Paso's cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. As of September 30, 2004 and December 31, 2003, we had advanced to El Paso $477 million and $367 million. The interest rate at September 30, 2004 was 2.7% and at December 31, 2003 was 2.8%. These receivables are due upon demand; however, as of September 30, 2004 and December 31, 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months. See Note 2 for a discussion regarding our participation in and the collectibility of these receivables.

     At September 30, 2004 and December 31, 2003, we had accounts receivable from affiliates of $7 million and $5 million. In addition, we had accounts payable to affiliates of $23 million and $18 million at September 30, 2004, and December 31, 2003. These balances arose in the normal course of business. We also received $2 million in deposits related to our transportation contracts with TGP which is included in our balance sheet as current liabilities as of September 30, 2004 and December 31, 2003.

     At September 30, 2004 and December 31, 2003, we had payables to an affiliate of $192 million and $196 million, for obligations related to a non-cancelable lease on our former headquarters. Of these amounts, $8 million was classified as current at September 30, 2004 and December 31, 2003. This payable resulted from the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. The lease payments are due semi-annually.

     During the third quarter of 2004, we sold a storage field and its related base gas to Mid Michigan Gas Storage Company, our affiliate, at its net book value of $42 million. We did not recognize a gain or loss on this sale. We also acquired assets from our affiliates with a net book value of $13 million.

     The following table shows revenues and charges from our affiliates for the periods ended September 30:

                                                                          NINE MONTHS
                                                      QUARTERS ENDED         ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,
                                                      --------------    ---------------
                                                      2004      2003    2004       2003
                                                      ----      ----    ----       ----
                                                                (IN MILLIONS)
Revenues from affiliates............................  $ 2       $ 4     $ 8        $15
Operations and maintenance expenses from
  affiliates........................................   30        34      85        100
Reimbursements of operating expenses charged to
  affiliates........................................    1        --       3          1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2003 Annual Report on Form 10-K and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.

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

     The following is a reconciliation of EBIT to net income.

                                                            QUARTER ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,       SEPTEMBER 30,
                                                           ----------------   ------------------
                                                            2004      2003     2004       2003
                                                           ------    ------   -------    -------
                                                           (IN MILLIONS, EXCEPT VOLUME AMOUNTS)
Operating revenues.......................................  $  101    $  117   $  342     $  428
Operating expenses.......................................     (75)      (84)    (221)      (263)
                                                           ------    ------   ------     ------
     Operating income....................................      26        33      121        165
                                                           ------    ------   ------     ------
Earnings from unconsolidated affiliate...................      14        11       50         42
Other income, net........................................       4        --        4         --
                                                           ------    ------   ------     ------
     Other...............................................      18        11       54         42
                                                           ------    ------   ------     ------
     EBIT................................................      44        44      175        207
Interest and debt expense................................     (17)      (18)     (52)       (48)
Affiliated interest income, net..........................       6         1       10          1
Income taxes.............................................     (12)       (9)     (49)       (59)
                                                           ------    ------   ------     ------
     Net income..........................................  $   21    $   18   $   84     $  101
                                                           ======    ======   ======     ======
Throughput volumes (BBtu/d)(1)...........................   4,656     4,695    5,220      5,495
                                                           ======    ======   ======     ======

----------

(1) Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.

OPERATING RESULTS (EBIT)

  Third Quarter 2004 Compared to Third Quarter 2003

     The following factors contributed to our overall EBIT for the three months ended September 30, 2004 as compared to the same period in 2003:

                                                      REVENUE   EXPENSE   OTHER     EBIT
                                                      IMPACT    IMPACT    IMPACT   IMPACT
                                                      -------   -------   ------   ------
                                                            FAVORABLE/(UNFAVORABLE)
                                                                 (IN MILLIONS)
Dakota gasification facility........................   $ (4)     $  4      $ --     $ --
Impact of contract changes with We Energies.........     (2)       --        --       (2)
Impact of contract remarketing/restructuring........     (3)       --        --       (3)
Lower sales of operational natural gas recoveries
  relative to operating needs.......................     (2)       --        --       (2)
Impact of FERC approved contract buyout of Dakota
  gasification facility.............................     --         6        --        6
Earnings from our equity investment in Great Lakes
  L.P. primarily due to favorable marketing of
  short-term services and lower operating expense...     --        --         3        3
Deferred gain on sale of Deepwater assets
  recognized........................................     --        --         4        4
Other items.........................................     (5)       (1)       --       (6)
                                                       ----      ----      ----     ----
  Total.............................................   $(16)     $  9      $  7     $ --
                                                       ====      ====      ====     ====

  Nine Months Ended 2004 compared to Nine Months Ended 2003

     The following factors contributed to our overall EBIT decrease of $32 million for the nine months ended September 30, 2004 as compared to the same period in 2003:

                                                      REVENUE   EXPENSE   OTHER     EBIT
                                                      IMPACT    IMPACT    IMPACT   IMPACT
                                                      -------   -------   ------   ------
                                                            FAVORABLE/(UNFAVORABLE)
                                                                 (IN MILLIONS)
Dakota gasification facility........................   $(32)     $ 31      $ --     $ (1)
Impact of contract changes with We Energies.........    (14)       --        --      (14)
Impact of contract remarketing/restructuring........    (18)       --        --      (18)
Lower sales of operational natural gas recoveries
  relative to operating needs.......................    (17)       --        --      (17)
Impact of FERC approved contract buyout of Dakota
  gasification facility.............................     --         6        --        6
Earnings from our equity investment in Great Lakes
  L.P. primarily due in favorable marketing of
  short-term services and lower operating expense...     --        --         8        8
Deferred gain on sale of Deepwater assets
  recognized........................................     --        --         4        4
Other items.........................................     (5)        5        --       --
                                                       ----      ----      ----     ----
  Total.............................................   $(86)     $ 42      $ 12     $(32)
                                                       ====      ====      ====     ====

     During the third quarter of 2003, our natural gas purchase and sale contract associated with the Dakota gasification facility was bought out. As a result of this buyout, we will have lower operating revenues and lower operating expenses for the remainder of 2004 with an insignificant overall impact on our operating income and EBIT. In addition, Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with us for a portion of the markets in Wisconsin. During 2003, we renegotiated the terms of several contracts with We Energies, in particular, our rates, volumes and receipt and delivery points on our pipeline system. This renegotiation will continue to impact our operating revenues and EBIT for the remainder of 2004.

     In the second quarter of 2004, we received $3 million as a result of a shipper restructuring its transportation contract on our Southwest Leg. This deferred revenue, which is reflected in our other current liabilities as of September 30, 2004, will be recognized in March 2005 when our obligations under the contract are fulfilled. We have also entered into an agreement with that same shipper to restructure another of its transportation contracts on our Southeast Leg as well as a related gathering contract. We expect to complete the second restructuring in March 2005 upon which we will receive $26 million.

     In November 2004, the FERC issued an industry-wide Proposed Accounting Release that, if enacted as written, will disallow the capitalization of certain costs that are part of our pipeline integrity program. The accounting release is proposed to be effective January 2005 following a period of public comment on the release. We are currently reviewing the release and have not determined what impact this release will have on our consolidated financial statements.

INTEREST AND DEBT EXPENSE

     Interest and debt expense for the three and nine months ended September 30, 2004, was $1 million lower and $4 million higher than the same period in 2003 primarily due to the issuance in March 2003 of $300 million senior unsecured notes with an annual interest rate of 8.875%.

AFFILIATED INTEREST INCOME, NET

  Third Quarter 2004 Compared to Third Quarter 2003

     Affiliated interest income, net for the quarter ended September 30, 2004, was $5 million higher than the same period in 2003 due to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the third quarter of 2003 of $378 million increased to $476 million for the same period in 2004. The average short-term interest rate for the third quarter increased from 1.9% in 2003 to 2.5% during the same period in 2004.

  Nine Months Ended 2004 Compared to Nine Months Ended 2003

     Affiliated interest income, net for the nine months ended September 30, 2004, was $9 million higher than the same period in 2003 due primarily to higher interest rates and higher average advances to El Paso under its cash management program. The average advance balance for the nine months of 2004 increased to $421 million from $323 million in 2003. The average short-term interest rates for the nine month period increased from 1.6% in 2003 to 2.5% during the same period in 2004.

INCOME TAXES

                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                   --------------      ------------------
                                                   2004      2003      2004         2003
                                                   ----      ----      -----        -----
                                                      (IN MILLIONS, EXCEPT FOR RATES)
Income taxes.....................................  $12       $ 9        $49          $59
Effective tax rate...............................   36%       33%        37%          37%

     Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes.

EXPANSION/CERTIFICATED PROJECTS

     WestLeg. In June 2003, the FERC granted certificate authorization for our proposed WestLeg expansion project. The WestLeg project will expand the capacity of our system by approximately 218 MMcf/d by looping our Madison Lateral line, located in Wisconsin's Walworth and Rock Counties and in

Illinois' McHenry County, and modifying our existing Beloit Lateral line in Rock County, Wisconsin. The project was placed into service in November 2004 at a total cost of $48 million.

     EastLeg. In July 2004, the FERC granted certificate authorization for our proposed EastLeg project. The EastLeg project will add 142 MMcf/d of capacity along our lateral system in Wisconsin. The project consists of replacing 4.7 miles of existing 14-inch pipe with a 30-inch line in Washington County, adding
3.5 miles of 8-inch looping on the Denmark Lateral in Brown County and modifying our existing Mountain Compressor Station in Oconto County, Wisconsin. The estimated cost of the project is $19 million and the anticipated in-service date of the project is November 2005.

     NorthLeg. In June 2004, the FERC granted certificate authorization for our proposed NorthLeg project. The NorthLeg project will add 110 MMcf/d of capacity and 6,000 horse power of electric powered compression at its Weyauwega Compressor station in Waupaca County, Wisconsin. The estimated cost of the project is $14 million and the anticipated in-service date of the project is November 2005.

     Storage Realignment. The Storage Realignment Project involves four natural gas storage fields in Michigan. We converted a total of 4.1 Bcf of base gas to working gas at three storage fields and abandoned by sale the Capac Storage Field to Mid Michigan Gas Storage Company, an affiliated non-jurisdictional company. We also propose to construct injection/withdrawal wells and install separation equipment at one field and appurtenant equipment at two other fields to enhance late season deliverability. The estimated cost of the project is approximately $10 million. The FERC issued an order in August 2004 granting certificate authorization for the project. We anticipate completing the realignment by the third quarter of 2006.

                        LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Our liquidity needs have historically been provided through cash flows from operating activities and the use of El Paso's cash management program. Under El Paso's cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and as of September 30, 2004, we had a cash advance receivable from El Paso of $477 classified as a non-current asset in our balance sheet. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for our existing operations, therefore we do not believe we will need to seek repayment of these advances within the next twelve months.

     If El Paso were unable to meet its liquidity needs, we would not have access to this source of liquidity and there is no assurance that El Paso could repay the amounts owed to us. In that event, we could be required to write-off some or all of these advances, which could have a material impact on our stockholder's equity and we would still be required to repay affiliated company payables, if demanded. Although increases in our debt to EBITDA (as defined in our agreements) ratio that cause the ratio to exceed 5 to 1 could prohibit us from incurring additional debt, the equity reduction that would result if we wrote off these receivables would not result in an event of default under our existing debt agreements.

     During 2004, El Paso restated its historical financial statements to reflect the accounting impact of revisions to its natural gas and oil reserve estimates and changes in the manner in which it accounted for certain derivative contracts, primarily those related to the hedging of its natural gas production. El Paso believes the restatement of its historical financial statements would have constituted events of default under its revolving credit facility, under which we are eligible to borrow, and various other financings; specifically under the provisions of those agreements related to representations and warranties on the accuracy of its historical financial statements and on El Paso's debt to total capitalization ratio. During 2004, El Paso received a series of waivers on its revolving credit facility and these other financing transactions to address these issues. These waivers continue to be in effect. El Paso also received an extension of time from various lenders until November 30, 2004 to file its second quarter 2004 Form 10-Q which it expects to meet. If El Paso is unable to file its second quarter 2004 Form 10-Q by that date and is not able to negotiate an additional extension of the filing deadline, its revolving credit facility and various other financings could be accelerated. As part of obtaining the waivers, El Paso amended various provisions of the revolving credit facility, including provisions related to events of default and limitations on the ability of El Paso, as well as its subsidiaries, to prepay debt that matures after June 30, 2005. Although we are a party to El Paso's revolving credit facility, we do not have any borrowings or letters of credit outstanding under that facility. See Item 1, Financial Statements, Note 3, for a further discussion of the revolving credit facility and the potential refinancing of this facility.

     Based upon a review of the covenants contained in our long-term debt agreements, we believe that a default on El Paso's revolving credit facility would not result in an event of default under our debt agreements.

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

     Our cash flows for the nine months ended September 30 were as follows:

                                                              2004       2003
                                                              -----      -----
                                                               (IN MILLIONS)
Cash flows from operating activities........................  $ 179      $ 160
Cash flows from investing activities........................   (162)      (423)
Cash flows from financing activities........................     --        288(1)

---------------

(1) Represents net proceeds from the issuance of $300 million of long-term debt in March 2003.

  Cash Flows from Operating Activities

     Net cash provided by operating activities was $179 million for the first nine months of 2004 versus $160 million in the same period of 2003. This increase was primarily due to higher distributed earnings from an affiliated investment as well as various changes in assets and liabilities in 2004 offset by higher interest payments in 2004.

  Cash Flows from Investing Activities

     Net cash used in investing activities consisted of an increase of $110 million in advances to our affiliate and $81 million in capital expenditures. These uses of cash were offset by $42 million in proceeds from the sale of assets to an affiliate as discussed in Note 5.

CAPITAL EXPENDITURES

     Our capital expenditures for the nine months ended September 30, 2004 were approximately $81 million. We expect to spend $65 million for the remainder of 2004 consisting of $21 million to expand the capacity on our system and $44 million for maintenance capital. We expect to fund capital expenditures through a combination of internally generated funds and/or by recovering amounts advanced to El Paso under its cash management program.

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

     With this in mind, you should consider the risks discussed elsewhere in this report and other documents we file with the Securities and Exchange Commission from time to time.

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

ITEM 4. CONTROLS AND PROCEDURES

     During 2003, we initiated a project to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (SOX), which will apply to us at December 31, 2005. This project entailed a detailed review and documentation of the processes that impact the preparation of our financial statements, an assessment of the risks that could adversely affect the accurate and timely preparation of those financial statements, and the identification of the controls in place to mitigate the risks of untimely or inaccurate preparation of those financial statements. Following the documentation of these processes, we initiated an internal review or "walk-through" of these financial processes by the financial management responsible for those processes to evaluate the design effectiveness of the controls identified to mitigate the risk of material misstatements occurring in our financial statements. We also initiated a detailed process to evaluate the operating effectiveness of our controls over financial reporting. This process involves testing the controls for effectiveness, including a review and inspection of the documentary evidence supporting the operation of the controls on which we are placing reliance. While we have identified areas where our processes and internal controls can be improved, we have not identified any deficiencies we believe, individually or in the aggregate, would constitute a material weakness in our internal controls over financial reporting. As we continue our SOX 404 compliance efforts, we may identify matters which may need to be reported or which may constitute material weaknesses in our internal controls over financial reporting.

     We did not make any changes to our internal controls over financial reporting during the quarter ended September 30, 2004, that have had a material adverse effect or are reasonably likely to have a material adverse effect on our internal controls over financial reporting. However, we have made changes to improve our internal controls during the quarter ended September 30, 2004.

     We also undertook a review of our overall disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on our evaluation, we have concluded that our disclosure controls and procedures were effective at September 30, 2004.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See Part I, Item 1, Financial Statements, Note 4, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                              ANR PIPELINE COMPANY

Date: November 12, 2004                         /s/ JOHN W. SOMERHALDER II
                                              ----------------------------------
                                                    John W. Somerhalder II
                                              Chairman of the Board and Director
                                                (Principal Executive Officer)

Date: November 12, 2004                             /s/ GREG G. GRUBER
                                              ----------------------------------
                                                        Greg G. Gruber
                                                    Senior Vice President,
                                              Chief Financial Officer, Treasurer
                                                         and Director
                                                   (Principal Financial and
                                                      Accounting Officer)

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