Form 10-K
period 2004-12-31
ANR PIPELINE CO
filed 2005-03-29
CIK 65695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
      ☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
      ☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission file number 1-7320
ANR Pipeline Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-1281775 (I.R.S. Employer Identification No.)
El Paso Building 1001 Louisiana Street Houston, Texas (Address of principal executive offices)	77002 (Zip Code)
Telephone Number: (713) 420-2600
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

9.625% Debentures, due 2021 7.375% Debentures, due 2024 7% Debentures, due 2025	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     State the aggregate market value of the voting stock held by non-affiliates of the registrant: None
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     Common Stock, par value $1 per share. Shares outstanding on March 29, 2005: 1,000
     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents Incorporated by Reference: None

ANR PIPELINE COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
MDth	= thousand dekatherms
MMcf	= million cubic feet
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, “ours”, or “ANR”, we are describing ANR Pipeline Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
General
      We are a Delaware corporation incorporated in 1945. In January 2001, we became an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation and storage of natural gas. We conduct our business activities through two natural gas pipeline systems, which includes our ANR pipeline system and our 50 percent equity interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes L.P.), and storage facilities as discussed below.
      The Pipeline Systems. The ANR pipeline system consists of approximately 10,500 miles of pipeline with a design capacity of approximately 6,620 MMcf/d. During 2004, 2003 and 2002, average throughput was 4,067 BBtu/d, 4,232 BBtu/d and 4,130 BBtu/d. Our two interconnected, large-diameter multiple pipeline systems transport natural gas from natural gas producing fields in Louisiana, Oklahoma, Texas and the Gulf of Mexico to markets in the midwestern and northeastern regions of the U.S., including the metropolitan areas of Chicago, Detroit and Milwaukee. Our pipeline system connects with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets served by these pipelines, including pipelines owned by Alliance Pipeline L.P., Vector Pipeline L.P., Guardian Pipeline LLC, Viking Gas Transmission Company, Midwestern Gas Transmission, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Great Lakes L.P., and Northern Natural Gas Company.
      As of December 31, 2004, we have two pipeline expansion projects on our existing system that have been approved by the Federal Energy Regulatory Commission (FERC):

			Anticipated
Project	Capacity	Description	Completion Date

	(MMcf/d)
EastLeg Wisconsin expansion	142	To replace 4.7 miles of an existing 14-inch natural gas pipeline with a 30-inch line in Washington County, add 3.5 miles of 8-inch looping(1) on the Denmark Lateral in Brown County, and modify our existing Mountain Compressor Station in Oconto County, Wisconsin.	November 2005
NorthLeg Wisconsin expansion	110	To add 6,000 horsepower of electric powered compression at our Weyauwega Compressor Station in Waupaca County, Wisconsin	November 2005

(1)	Looping is the installation of a pipeline, parallel to an existing pipeline, with tie-ins at several points along the existing pipeline.
     We have a 50 percent ownership interest in Great Lakes L.P., which owns and operates a 2,115 mile interstate natural gas pipeline system with a design capacity of 2,895 MMcf/d that transports gas to customers in the midwestern and northeastern U.S. and eastern Canada. During 2004, 2003 and 2002, average throughput was 2,200 BBtu/d, 2,366 BBtu/d and 2,378 BBtu/d. For more information regarding our investment in Great Lakes L.P., see Part II, Item 8, Financial Statement and Supplementary Data, Note 9 as well as Great Lakes L.P.’s audited financial statements and related notes beginning on page 39 of this Form 10-K.
      Storage Facilities. As of December 31, 2004, we have an ownership interest in or have contracted for approximately 192 Bcf of underground natural gas storage capacity, which include the contracted rights for 75 Bcf of natural gas storage capacity, of which 45 Bcf is provided by Blue Lake Gas Storage Company and 30 Bcf is provided by ANR Storage Company, both of whom are our affiliates. The maximum daily delivery capacity of our underground natural gas storage is approximately 3 Bcf/d.
      In August 2004, the FERC granted certificate authorization for our storage realignment project, which involves four natural gas storage fields in Michigan. We converted a total of 4.1 Bcf of base gas to working gas at three storage fields and abandoned by sale the Capac Storage Field to Mid Michigan Gas Storage Company, an affiliated company. We also propose to construct injection/withdrawal wells and install separation equipment at one field and appurtenant equipment to enhance late season deliverability at two other fields. The estimated cost of the project is approximately $10 million and we anticipate completing this realignment project by the third quarter of 2006.
Regulatory Environment
      Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938 and the Natural Gas Policy Act of 1978. Our pipeline systems and storage facilities operate under FERC-approved tariffs that establish rates, terms and conditions for services to their customers. Generally, the FERC’s authority extends to:

•	rates and charges for natural gas transportation, storage and related services;

•	certification and construction of new facilities;

•	extension or abandonment of services and facilities;

•	maintenance of accounts and records;

•	relationships between pipeline and energy affiliates;

•	terms and conditions of services;

•	depreciation and amortization policies;

•	acquisition and disposition of facilities; and

•	initiation and discontinuation of services.
      The fees or rates established under our tariffs are a function of our costs of providing services to our customers, and include provisions for a reasonable return on our invested capital. Approximately 88 percent of our 2004 transportation services and storage revenue is attributable to reservation charges paid by firm customers. Firm customers are those who are obligated to pay a monthly reservation charge, regardless of the amount of natural gas they transport or store, for the term of their contracts. The remaining 12 percent of our transportation services and storage revenue is variable. Due to our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, weather and the creditworthiness of our customers. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose.
      Our interstate pipeline systems are also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our systems have ongoing inspection programs designed to keep all of our facilities in compliance with environmental and pipeline safety requirements. We believe that our systems are in material compliance with the applicable requirements.
      We are subject to regulation over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.
      A discussion of our significant rate and regulatory matters is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, and is incorporated herein by reference.

Markets and Competition
      Our markets consist of distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines, and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline systems connect with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets serviced by these pipelines.
      A number of large natural gas consumers are companies who use natural gas to fuel electric power generation facilities. Electric power generation is the fastest growing demand sector of the natural gas market. The growth and development of the electric power industry potentially benefit the natural gas industry by creating more demand for natural gas turbine generated electric power, but this effect is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and increased natural gas prices.
      We have historically operated under long-term contracts. In response to changing market conditions, we have shifted from a traditional dependence solely on long-term contracts to an approach that balances short-term and long-term commitments. The shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new markets in power plants.
      Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, access to capital, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. While we are allowed to negotiate contracts at fully subscribed quantities and at maximum rates allowed under our tariffs, we must, at times, discount our contracts to remain competitive.
      The following table details the markets we serve and the competition on our ANR pipeline system as of December 31, 2004:

Customer Information	Contract Information	Competition

Approximately 259 firm and interruptible customers Major Customer: We Energies (909 BBtu/d)	Approximately 570 firm contracts Weighted average remaining contract term of approximately three years. Contract terms expire in 2005-2010.	In the Midwest, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. In the Northeast, we compete with other interstate pipelines serving electric generation and local distribution companies. Natural gas delivered on our system competes with alternative energy sources used to generate electricity, such as coal and fuel oil. In addition, we compete directly with other interstate pipelines, including Guardian Pipeline, for markets in Wisconsin. We Energies owns an interest in Guardian, which is currently serving a portion of We Energies’ firm transportation requirements.

We also compete directly with numerous pipelines and gathering systems for access to new supply sources. Our principal supply sources are the Rockies and mid-continent production accessed in Kansas and Oklahoma, western Canadian production delivered to the Chicago area and Gulf of Mexico sources, including deep water production and liquefied natural gas (LNG) imports.

Environmental
      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, and is incorporated herein by reference.
Employees
      As of March 24, 2005, we had approximately 390 full-time employees, none of whom are subject to a collective bargaining agreement.
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
ITEM 3. LEGAL PROCEEDINGS
      A description of our legal proceedings is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, and is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Item 4, Submission of Matters to a Vote of Security Holders, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      All of our common stock, par value $1 per share, is owned by an indirect subsidiary of El Paso and, accordingly, our stock is not publicly traded.
      We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we distributed a $528 million dividend of affiliated receivables to our parent, American Natural Resources Company. No common stock dividends were declared or paid in 2004 or 2002.
ITEM 6. SELECTED FINANCIAL DATA
      Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. The notes to our consolidated financial statements contain information that is pertinent to the following analysis, including a discussion of our significant accounting policies.
Overview
      Our business primarily consists of interstate natural gas transmission, storage, gathering and related services. Our interstate natural gas transportation system and natural gas storage businesses face varying degrees of competition from other pipelines, as well as from alternative energy sources used to generate electricity, such as coal and fuel oil.
      The FERC regulates rates we can charge our customers. These rates are a function of the costs of providing services to our customers, including a reasonable return on our invested capital. As a result, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, weather and the creditworthiness of our customers. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose. In 2004, 88 percent of our transportation services and storage revenues were attributable to reservation charges paid by firm customers. The remaining 12 percent was variable.
      We have historically operated under long-term contracts. However, we have shifted from a traditional dependence solely on long-term contracts to a portfolio approach which balances short-term opportunities with long-term commitments. This shift, which can increase the volatility of our revenues, is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new markets in power plants.
      In addition, our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on the competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory constraints, we attempt to recontract or remarket our capacity at the maximum rates allowed under our tariffs, although at times, we discount these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues. The weighted average remaining contract term for active contracts is approximately three years as of December 31, 2004.
      Below is the contract expiration portfolio for all contracts executed as of December 31, 2004, including those whose terms begin in 2005 or later. When these contracts are included, the portfolio has a weighted average remaining contract term of approximately 4 years.

		Percent of Total
	MDth/d	Contracted Capacity

2005	1,354	18
2006	1,994	26
2007	566	7
2008 and beyond	3,697	49

Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes, (iii) interest and debt expense and (iv) affiliated interest income. Our business consists of consolidated operations as well as investments in unconsolidated affiliates. We exclude interest and debt expense from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investments using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flow.
      The following is a reconciliation of EBIT to net income for the years ended December 31:

	2004	2003

	(In millions, except
	volume amounts)
Operating revenues	$470	$554
Operating expenses	(296)	(346)

Operating income	174	208

Earnings from unconsolidated affiliate	65	57
Other income, net	4	1

Other	69	58

EBIT	243	266
Interest and debt expense	(69)	(66)
Affiliated interest income, net	12	4
Income taxes	(69)	(74)

Net income	$117	$130

Throughput volumes (BBtu/d)(1)	5,167	5,415

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.

     The following items contributed to our overall EBIT decrease of $23 million for the year ended December 31, 2004 as compared to 2003:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable (Unfavorable)
	(In millions)
Dakota gasification facility	$(32)	$31	$—	$(1)
Impact of contract changes with We Energies	(19)	—	—	(19)
Impact of contract remarketing/restructuring	(17)	—	—	(17)
Gas not used in operations and other gas sales	(10)	(2)	—	(12)
Impact of FERC approved contract buyout of Dakota gasification facility	—	6	—	6
Environmental costs	—	6	—	6
Historical system balancing adjustment in 2003	—	5	—	5
Earnings from our equity investment in Great Lakes L.P.	—	—	8	8
Recognition of deferred gain on sale of Deepwater assets	—	—	4	4
Other	(6)	4	(1)	(3)

Total impact on EBIT	$(84)	$50	$11	$(23)

      The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Contract terminations/modifications. During the third quarter of 2003, our natural gas purchase and sale contract associated with the Dakota gasification facility was bought out. As a result of this buyout, we had lower operating revenues and lower operating expenses during 2004. The termination of this contract did not have a significant overall impact on our operating income and EBIT. In addition, Guardian Pipeline, which is owned in part by We Energies, is currently providing a portion of its firm transportation requirements and directly competes with us for a portion of the markets in Wisconsin. During 2003, we renegotiated the terms of several contracts with We Energies, in particular our rates, volumes and receipt and delivery points on our pipeline system, which adversely impacted our operating revenues and EBIT during 2004.
      In the second quarter of 2004, we received $3 million as a result of a shipper restructuring its transportation contract on our Southwest Leg. This deferred revenue, which is reflected in our other current liabilities as of December 31, 2004, will be recognized in March 2005 when our obligations under the contract are fulfilled. We have also entered into an agreement with the shipper to restructure another of its transportation contracts on our Southeast Leg as well as a related gathering contract. This restructuring was completed in March 2005 and we have received approximately $26 million which will be included in earnings during the first quarter of 2005.
      Gas Not Used in Operations and Other Gas Sales. The financial impact of operational gas, net of gas used in operations is based on the amount of natural gas we are allowed to recover and dispose of relative to the amounts of gas we use for operating purposes, and the price of natural gas. The disposition of gas not needed for operations results in revenues to us, which are driven by volumes and prices during the period. Recoveries of gas not used in operations were based on factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. Lower volumes of gas not used in operations was the principal cause of the unfavorable impact to our operating results in 2004 versus 2003. We anticipate that this area of our business will be most impacted by the FERC’s requirement that we adopt a fuel tracker with a true-up mechanism that will eliminate our risk for under-recoveries of gas needed for operations while limiting our recovery of gas not used in operations.
      Expansions. Our ANR pipeline system connects the principal natural gas supply regions to the largest consuming regions in the U.S. While we continue to experience intense competition along our mainline corridors, we are well-positioned to capture growth opportunities in the deepwater Gulf of Mexico and have an infrastructure that complements LNG growth along the Gulf Coast. These new supplies offset the continued decline of production from the Gulf of Mexico shelf.

      During the past two years, we have completed a number of expansion projects that have generated or will generate new sources of revenues, the most significant of which was the WestLeg Wisconsin Expansion. This expansion added approximately 218 MMcf/d of capacity to our overall pipeline system.
      Regulatory Matters. In November 2004, the FERC issued a proposed accounting release that may impact certain costs we incur related to our pipeline integrity program. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this potential accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity expenditures in the range of approximately $3 million to $9 million annually over the next eight years.
      In November 2004, the FERC issued a Notice of Inquiry (NOI) seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
      We can file for changes in our rates which are subject to the approval of the FERC. Changes in rates and other tariff provisions resulting from these regulatory proceedings have the potential to negatively impact our profitability. We have no requirements to file a new rate case and, absent any future regulatory action, expect to continue operating under our existing rates.
Interest and Debt Expense
      Interest and debt expense for the year ended December 31, 2004, was $3 million higher than in 2003 primarily due to the issuance in March 2003 of $300 million senior unsecured notes with an annual interest rate of 8.875%.
Affiliated Interest Income, Net
      Affiliated interest income, net for the year ended December 31, 2004, was $8 million higher than in 2003. The increase was due to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances to El Paso were $432 million in 2004 versus $342 million in 2003, and the average short-term interest rate increased to 2.4% in 2004 from 2.0% in 2003.
Income Taxes

	Year Ended
	December 31,

	2004	2003

	(In millions,
	except for rates)
Income taxes	$69	$74
Effective tax rate	37%	36%
      Our effective tax rates were different than the statutory rate of 35 percent in both periods primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 2.
Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At December 31, 2004, we had a cash advance receivable from

El Paso of $467 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At December 31, 2004, this receivable was classified as non-current notes receivable from affiliates on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we are pledged as collateral. We believe that cash flows from operating activities will be adequate to meet our short-term capital and debt service requirements for existing operations.
Capital Expenditures
      Our capital expenditures for the years ended December 31 are as follows:

	2004	2003

	(In millions)
Maintenance	$86	$76
Expansion	57	25

Total	$143	$101

      Under our current plan, we expect to spend between approximately $69 million and $76 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipeline and ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $62 million and $94 million in each of the next three years to expand the capacity and services of our pipeline system. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program.
Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 5, which is incorporated herein by reference.
New Accounting Pronouncements Issued But Not Yet Adopted
      As of December 31, 2004, there were a number of accounting standards and interpretations that had been issued, but not yet adopted by us. Based on our assessment of those standards, we do not believe there are any that could have a material impact on us.

RISK FACTORS AND CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
      Our business is primarily the transportation, storage and gathering of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties, and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current transmission and storage volumes and rates, to renegotiate existing contracts as they expire, or to remarket unsubscribed capacity:

•	service area competition;

•	expiration and/or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	future weather conditions;

•	price competition;

•	drilling activity and supply availability of natural gas;

•	decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources;

•	increased availability or popularity of alternative energy sources;

•	increased cost of capital;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas and liquids prices.

The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically.
      Our revenues are generated under transportation services and storage contracts that expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension and/or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariffs, and a number of our existing long-term contracts that come up for renewal will be renegotiated at rates below their current rates. For a further discussion of these matters, see Part I, Item 1, Business — Markets and Competition.
      In particular, our ability to extend and/or replace transportation services and storage contracts could be adversely affected by factors we cannot control, including:

•	competition by other pipelines, including the proposed construction by other companies of additional pipeline capacity in markets served by us;

•	changes in state regulation of local distribution companies, which may cause them to negotiate short-term contracts or turn back their capacity when their contracts expire;

•	reduced demand and market conditions in the areas we serve;

•	the availability of alternative energy sources or gas supply points; and

•	regulatory actions.
      If we are unable to renew, extend or replace these contracts or if we renew them on less favorable terms, we may suffer a material reduction in our revenues and earnings.
We face competition that could adversely affect our operating results.
      In our principal market areas of Wisconsin, Michigan, Illinois, Ohio and Indiana, we compete with other interstate and intrastate pipeline companies and local distribution companies in the transportation and storage of natural gas. In the northeastern markets, we compete with other interstate pipelines serving electric generation and local distribution companies. An affiliate of Wisconsin Gas Company and Wisconsin Electric Power Company, which together operate under the name We Energies and constitute our largest customer, also holds an ownership interest in the Guardian Pipeline that directly competes for a portion of the markets in Wisconsin served by our expiring capacity. Wisconsin Gas is the largest capacity holder on the Guardian Pipeline. An affiliate of another of our other significant customers, Michigan Consolidated Gas Company, holds a partial ownership interest in Vector Pipeline L.P. and also competes directly with us. If we are unable to compete effectively with these and other energy enterprises, our future profitability may be negatively impacted. Even if we do compete effectively with these and other energy enterprises, we may discount our rates more than currently anticipated to retain committed transportation services volumes or to recontract released volumes as our existing contracts expire, which could adversely affect our revenues and results of operations.
Fluctuations in energy commodity prices could adversely affect our business.
      Revenues generated by our transportation services and storage contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas-fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels and local distribution companies’ loss of customer base. We also experience volatility in our financial results when the amounts of natural gas utilized in operations differ from the amounts we receive for that purpose. The success of our operations is subject to continued development of additional oil and natural gas reserves in the vicinity of our facilities and our ability to access additional suppliers from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could precipitate a decrease in these development activities and could cause a decrease in the volume of reserves available for transmission or storage on our system. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil-producing countries.
The agencies that regulate us and our customers affect our profitability.
      Our pipeline business is regulated by the FERC, the U.S. Department of Transportation and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. If our tariff rates were reduced in a future rate proceeding, if our volume of business under our currently permitted rates was decreased significantly or if we were required to substantially discount the rates for our services because of competition, our profitability and liquidity could be reduced.
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
      It is not possible for us to estimate reliably the amount and timing of all future expenditures related to environmental matters because of:

•	the uncertainties in estimating clean up costs;

•	the discovery of new sites or information;

•	the uncertainty in quantifying our liability under environmental laws that impose joint and several liability on all potentially responsible parties;

•	the nature of environmental laws and regulations; and

•	potential changes in environmental laws and regulations, including changes in the interpretation or enforcement thereof.
      Although we believe we have established appropriate reserves for liabilities, including clean up costs, we could be required to set aside additional reserves in the future due to these uncertainties and these amounts could be material. For additional information, see Item 8, Financial Statements and Supplementary Data, Note 5.
Our operations are subject to operational hazards and uninsured risks.
      Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires and adverse weather conditions, and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations face possible risks associated with acts of aggression on our assets. If any of these events were to occur, we could suffer substantial losses.
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
      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and CCC+ by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B1 by Moody’s Investor Service and B- by Standard & Poor’s. Further downgrades of our credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets. El Paso continues its efforts to execute its Long-Range Plan that established certain financial and other objectives, including significant debt reduction. An inability to meet these objectives could adversely affect El Paso’s liquidity position, and in turn affect our financial condition.
      Pursuant to El Paso’s cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. El Paso provides cash management and other corporate services for us. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Item 8, Financial Statements and Supplementary Data, Note 9.
      In 2004, El Paso restated its 2003 and prior financial statements and the financial statements of certain of its subsidiaries for the same periods due to revisions to their natural gas and oil reserves and for adjustments related to the manner in which they historically accounted for hedges of their natural gas production. As a result of these reserve revisions, several class action lawsuits have been filed against El Paso and several of its subsidiaries, but not against us. The reserve revisions have also become the subject of investigations by the SEC and U.S. Attorney. These investigations and lawsuits may further negatively impact El Paso’s credit ratings and place further demands on its liquidity.
      We are required to maintain an effective system of internal control over financial reporting. As a result of our efforts to comply with this requirement, we determined that as of December 31, 2004, we did not maintain effective internal control over financial reporting. As more fully discussed in Item 9A, we identified several deficiencies in internal control over financial reporting, one of which management has concluded constituted a material weakness. Although we have taken steps to remediate some of these deficiencies, additional steps must be taken to remediate the remaining control deficiencies. If we are unable to remediate our identified internal control deficiencies over financial reporting, or we identify additional deficiencies in our internal controls over financial reporting, we could be subjected to additional regulatory scrutiny, future delays in filing our financial statements and suffer a loss of public confidence in the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, which could have a negative impact on our liquidity, access to capital markets and our financial condition.
      In addition to the risk of not completing the remediation of all deficiencies in our internal controls over financial reporting, we do not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all mistakes, errors and fraud. Any system of internal controls, no matter how well designed or implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Therefore, any system of internal controls is subject to inherent limitations, including the possibility that controls may be circumvented or overridden, that judgments in decision-making can be faulty, and that misstatements due to mistakes, errors or fraud may occur and may not be detected. Also, while we document our assumptions and review financial disclosures, the regulations and literature governing our disclosures are complex and reasonable persons may disagree as to their application to a particular situation or set of facts. In addition, the applicable regulations and literature are relatively new. As a result, they are potentially subject to change in the future, which could include changes in the interpretation of the existing regulations and literature as well as the issuance of more detailed rules and procedures.
We may be subject to a change of control in certain circumstances.
      Our parent pledged its equity interests in us as collateral under El Paso’s $3 billion credit agreement. As a result, our ownership is subject to change if there is an event of default under the credit agreement and El Paso’s lenders under its credit agreement exercise rights over their collateral.
A default under El Paso’s $3 billion credit agreement by any party could accelerate our future borrowings, if any, under the credit agreement and our long-term debt, which could adversely affect our liquidity position.
      We are a party to El Paso’s $3 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero at December 31, 2004. Under the credit agreement, a default by El Paso, or any other party, could result in the acceleration of all outstanding borrowings under the credit agreement, including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, under the credit agreement, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.
      Furthermore, the indentures governing our long-term debt contain cross-acceleration provisions. Therefore, if we borrow $5 million or more under the credit agreement and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our long-term debt could also adversely affect our liquidity position and, in turn, our financial condition.
We could be substantively consolidated with El Paso if El Paso were forced to seek protection from its creditors in bankruptcy.
      If El Paso were the subject of voluntary or involuntary bankruptcy proceedings, El Paso and its other subsidiaries and their creditors could attempt to make claims against us, including claims to substantively consolidate our assets and liabilities with those of El Paso and its other subsidiaries. The equitable doctrine of substantive consolidation permits a bankruptcy court to disregard the separateness of related entities and to consolidate and pool the entities’ assets and liabilities and treat them as though held and incurred by one entity where the interrelationship between the entities warrants such consolidation. We believe that any effort to substantively consolidate us with El Paso and/or its other subsidiaries would be without merit. However, we cannot assure you that El Paso and/or its other subsidiaries or their respective creditors would not attempt to advance such claims in a bankruptcy proceeding or, if advanced, how a bankruptcy court would resolve the issue. If a bankruptcy court were to substantively consolidate us with El Paso and/or its other subsidiaries, there could be a material adverse effect on our financial condition and liquidity.
We are an indirect subsidiary of El Paso.
      As an indirect subsidiary of El Paso, El Paso has substantial control over:

•	our payment of dividends;

•	decisions on our financings and our capital raising activities;

•	mergers or other business combinations;

•	our acquisitions or dispositions of assets; and

•	our participation in El Paso’s cash management program.
      El Paso may exercise such control in its interests and not necessarily in the interests of us or the holders of our long-term debt.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities, by expected maturity dates, and the fair value of those securities. At December 31, 2004, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2004					December 31, 2003

	Expected Fiscal Year of Maturity of
	Carrying Amounts

					Fair	Carrying	Fair
	2005		Thereafter	Total	Value	Amounts	Value

	(In millions)
Liabilities:
Long-term debt, including current portion — fixed rate	$75	(1)	$733	$808	$942	$807	$902
Average interest rate	7.0%		9.2%

(1)	The holders of the $75 million, 7.00% debentures due 2025, have the option to require us to redeem their debentures at par value in 2005. Therefore, we reclassified this amount to current maturities of long-term debt in 2004 to reflect this option.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2004	2003	2002

Operating revenues	$470	$554	$544

Operating expenses
Operation and maintenance	236	283	259
Depreciation, depletion and amortization	37	37	36
Taxes, other than income taxes	23	26	28

	296	346	323

Operating income	174	208	221
Earnings from unconsolidated affiliates	65	57	63
Other income, net	4	1	6
Interest and debt expense	(69)	(66)	(41)
Affiliated interest income, net	12	4	6

Income before income taxes	186	204	255
Income taxes	69	74	92

Net income	$117	$130	$163

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$—	$25
Accounts and notes receivable
Customer, net of allowance of $3 in 2004 and 2003	63	67
Affiliates	3	5
Other	2	3
Materials and supplies	21	22
Other	24	13

Total current assets	113	135

Property, plant and equipment, at cost	3,715	3,660
Less accumulated depreciation, depletion and amortization	2,149	2,200

Total property, plant and equipment, net	1,566	1,460

Other assets
Investments in unconsolidated affiliates	316	325
Notes receivable from affiliates	467	367
Other	10	20

	793	712

Total assets	$2,472	$2,307

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$38	$32
Affiliates	25	18
Other	22	13
Current maturities of long-term debt	75	—
Accrued interest	17	17
Taxes payable	52	59
Contractual deposits	18	13
Other	25	29

Total current liabilities	272	181

Long-term debt, less current maturities	733	807

Other liabilities
Deferred income taxes	353	307
Payable to affiliates	180	188
Other	34	41

	567	536

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	303	186

Total stockholder’s equity	900	783

Total liabilities and stockholder’s equity	$2,472	$2,307

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities
Net income	$117	$130	$163
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	37	37	36
Deferred income taxes	33	38	64
Earnings from unconsolidated affiliates, adjusted for cash distributions	9	(14)	(15)
Other non-cash income items	2	2	—
Asset and liability changes
Accounts and notes receivable	7	(18)	9
Accounts payable	22	(12)	(37)
Taxes payable	(5)	2	(8)
Other asset and liability changes
Assets	2	(2)	12
Liabilities	(22)	3	(18)

Net cash provided by operating activities	202	166	206

Cash flows from investing activities
Additions to property, plant and equipment	(143)	(101)	(118)
Net proceeds from the sale of assets and investments	42	7	54
Net change in affiliated advances	(100)	(335)	(157)
Other	(26)	—	1

Net cash used in investing activities	(227)	(429)	(220)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	288	13
Other	—	—	1

Net cash provided by financing activities	—	288	14

Net change in cash and cash equivalents	(25)	25	—
Cash and cash equivalents
Beginning of period	25	—	—

End of period	$—	$25	$—

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common Stock		Additional		Total
			Paid-In	Retained	Stockholder’s
	Shares	Amount	Capital	Earnings	Equity

January 1, 2002	1,000	$—	$598	$421	$1,019
Net income				163	163
Allocated tax benefit of El Paso equity plans			1		1

December 31, 2002	1,000	—	599	584	1,183
Net income				130	130
Allocated tax expense of El Paso equity plans			(2)		(2)
Non-cash dividend				(528)	(528)

December 31, 2003	1,000	—	597	186	783
Net income				117	117

December 31, 2004	1,000	$—	$597	$303	$900

See accompanying notes.

ANR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Basis of Presentation
      Our consolidated financial statements include the accounts of all majority-owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.
     Principles of Consolidation
      We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations
      Our natural gas systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978. In 1996, we discontinued the application of Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. The accounting required by SFAS No. 71 differs from the accounting required for businesses that do not apply its provisions. Transactions that are generally recorded differently as a result of applying regulatory accounting requirements include capitalizing an equity return component on regulated capital projects, postretirement employee benefits plans, and other costs included in, or expected to be included in, future rates.
      We perform an annual review to assess the applicability of SFAS No. 71 to our financial statements. Based on our evaluation completed in the fourth quarter of 2004, we do not meet the criteria required for the application of SFAS No. 71, primarily due to uncertainties related to expired contracts and construction of competing facilities. We will reassess the applicability of SFAS No. 71 as the impact of these uncertainties are resolved.

Cash and Cash Equivalents
      We consider short-term investments with an original maturity of less than three months to be cash equivalents.
     Allowance for Doubtful Accounts
      We establish provisions for losses on accounts receivable and for natural gas imbalances due from shippers and operators if we determine that we will not collect all or part of the outstanding receivable balance.

We regularly review collectibility and establish or adjust our allowance as necessary using the specific identification method.
     Materials and Supplies
      We value materials and supplies at the lower of cost or market value with cost determined using the average cost method.
     Natural Gas Imbalances
      Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. We value these imbalances due to or from shippers and operators at an appropriate index price. Imbalances are settled in cash or made up in-kind, subject to the terms of our tariff.
      Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current.
     Property, Plant and Equipment
      Our property, plant and equipment is recorded at its original cost of construction or, upon acquisition, at either the fair value of the assets acquired or the cost to the entity that first placed the asset in service. For assets we construct, we capitalize direct costs, such as labor and materials, and indirect costs, such as overhead and interest. We capitalize the major units of property replacements or improvements and expense minor items.
      We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and other characteristics are grouped and depreciated as one asset. We apply the FERC-accepted depreciation rate to the total cost of the group until its net book value equals its salvage value. The remaining depreciable life of our pipeline and storage assets is approximately 62 years and the remaining depreciable lives of other assets range from one to 64 years.
      When we retire property, plant and equipment, the original cost plus the cost of retirement, less salvage value is charged to accumulated depreciation and amortization. When entire regulated operating units of property, plant and equipment are retired or sold or non-regulated properties are retired or sold, the property and related accumulated depreciation and amortization accounts are reduced, and any gain or loss is recorded to income.
      At December 31, 2004 and 2003, we had approximately $72 million and $77 million of construction work in progress included in our property, plant and equipment.
      We capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt. The capitalized interest is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2004, 2003 and 2002, were $4 million, $3 million and $3 million. These amounts are included as a reduction to interest expense in our income statement. Capitalized carrying cost for debt is reflected as an increase in the cost of the asset on our balance sheet.
     Asset and Investment Impairments
      We apply the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, to account for asset and investment impairments. Under these standards, we evaluate an asset or investment for impairment when events or circumstances indicate that its carrying value may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying value based on either (i) the long-lived asset’s ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investment in unconsolidated affiliates. If an impairment is indicated or if we decide to exit or sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairment is impacted by a number of factors, including the nature of the assets to be sold and our established time frame for completing the sales, among other factors.
  Revenue Recognition
      Our revenues are generated from transportation and storage services and sales of natural gas. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric based transportation services, as well as revenues on sales of natural gas and related products, we record revenues when physical deliveries of natural gas and other commodities are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may possibly be refunded in a final order of a future rate proceeding or as a result of a rate settlement. We establish reserves for these potential refunds.
  Environmental Costs and Other Contingencies
      We record environmental liabilities when our environmental assessments indicate that remediation efforts are probable, and the costs can be reasonably estimated. We recognize a current period expense for the liability when the clean-up efforts do not benefit future periods. We capitalize costs that benefit more than one accounting period, except in instances where separate agreements or legal and regulatory guidelines dictate otherwise. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into account the likely effects of inflation and other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the Environmental Protection Agency (EPA) or other organizations. These estimates are subject to revision in future periods based on actual costs or new circumstances and are included in our balance sheet in other current and long-term liabilities at their undiscounted amounts. We evaluate recoveries from insurance coverage, rate recovery, government sponsored and other programs separately from our liability and, when recovery is assured, we record and report an asset separately from the associated liability in our financial statements.
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
      Pursuant to El Paso’s policy, we report current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.
2. Income Taxes
      The following table reflects the components of income taxes for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Current
Federal	$33	$33	$25
State	3	3	3

	36	36	28

Deferred
Federal	30	35	62
State	3	3	2

	33	38	64

Total income taxes	$69	$74	$92

      Our income taxes differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Income taxes at the statutory federal rate of 35%	$65	$71	$89
Increase (decrease)
State income taxes, net of federal income tax effect	3	4	3
Other	1	(1)	—

Income taxes	$69	$74	$92

Effective tax rate	37%	36%	36%

      The following are the components of our net deferred tax liability at December 31:

	2004	2003

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$315	$290
Investments in unconsolidated affiliates	101	95
Other assets	24	30

Total deferred tax liability	440	415

Deferred tax assets
Employee benefits and deferred compensation obligations	8	10
Environmental liability	10	11
Lease liability	72	75
Other liabilities	13	15

Total deferred tax asset	103	111

Net deferred tax liability	$337	$304

      Under El Paso’s tax accrual policy, we are allocated the tax effects associated with our employees’ non-qualified dispositions of employee stock purchase plan stock, the exercise of non-qualified stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation was not significant in 2004. This allocation increased taxes payable by $2 million in 2003 and reduced taxes payable by $1 million in 2002. These tax effects are included in additional paid-in capital in our balance sheet.
3. Financial Instruments
      The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Balance sheet financial instruments:
Long-term debt, including current maturities(1)	$808	$942	$807	$902

(1)	We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.
     At December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.
4. Debt and Other Credit Facilities
      Our long-term debt outstanding consisted of the following at December 31:

	2004	2003

	(In millions)
8.875% Senior Notes due 2010	$300	$300
13.75% Notes due 2010	12	12
9.625% Debentures due 2021	300	300
7.375% Debentures due 2024	125	125
7.00% Debentures due 2025(1)	75	75

	812	812
Less:
Current maturities	75	—
Unamortized discount	4	5

Total long-term debt, less current maturities	$733	$807

(1)	The holders of the $75 million, 7.00% debentures due 2025, have the option to require us to redeem their debentures at par value in 2005. Therefore, we reclassified this amount to current maturities of long-term debt in 2004 to reflect this option.
     In March 2003, we issued $300 million of unsecured senior notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds of $288 million were used to pay affiliate payables of $263 million. The remaining net proceeds of $25 million were retained for capital expenditure requirements. See Note 9 for a further discussion of transactions entered into as a result of the issuance.
     Credit Facilities
      In November 2004, El Paso replaced its previous $3 billion revolving credit facility with a new $3 billion credit agreement under which we continue to be an eligible borrower. The credit agreement consists of a $1.25 billion term loan facility, a $750 million letter of credit facility, and a $1 billion revolving credit facility. The letter of credit facility provides El Paso the ability to issue letters of credit or borrow any unused capacity as revolving loans. We are only liable for amounts we directly borrow under the credit agreement. At

December 31, 2004, El Paso had $1.25 billion outstanding under the term loan facility and utilized approximately all of the $750 million letter of credit facility and approximately $0.4 billion of the $1 billion revolving credit facility to issue letters of credit, none of which were borrowed by or issued on behalf of us. Additionally, El Paso’s interests in us and several of our affiliates continue to be pledged as collateral under the credit agreement.
      Under the $3 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; (vi) potential limitations on our ability to participate in El Paso’s cash management program discussed in Note 9; and (vii) limitation on our ability to prepay debt. For the year ended December 31, 2004, we were in compliance with all of our debt-related covenants.
      Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $5 million cross-acceleration clause. If triggered, repayment of our long-term debt could be accelerated.
5. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties. The plaintiff in this case seeks royalties that he contends the government should have received had the volume and heating value been differently measured, analyzed, calculated and reported, together with interest, treble damages, civil penalties, expenses and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss have been filed on behalf of all defendants. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      Will Price (formerly Quinque). We and a number of our affiliates are named defendants in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., filed in 1999 in the District Court of Stevens County, Kansas. Plaintiffs allege that the defendants mismeasured natural gas volumes and heating content of natural gas on non-federal and non-Native American lands and seek to recover royalties that they contend they should have received had the volume and heating value of natural gas produced from their properties been differently measured, analyzed, calculated and reported, together with prejudgment and postjudgment interest, punitive damages, treble damages, attorneys’ fees, costs and expenses, and future injunctive relief to require the defendants to adopt allegedly appropriate gas measurement practices. No monetary relief has been specified in this case. Plaintiffs’ motion for class certification of a nationwide class of natural gas working interest owners and natural gas royalty owners was denied in April 2003. Plaintiffs were granted leave to file a Fourth Amended Petition which narrows the proposed class to royalty owners in wells in Kansas, Wyoming and Colorado and removed claims as to heating content. A second class action petition has since been filed as to the heating content claims. The plaintiffs have filed motions for class certification in both proceedings and the defendants have filed briefs in opposition thereto. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.

Governmental Investigations
      Storage Reporting. In November 2004, we received a data request from the FERC in connection with its investigation into the weekly storage withdrawal number reported by the Energy Information Administration (EIA) for the eastern region, that was subsequently revised downward by the EIA. Specifically, we provided information on our weekly EIA submissions for the weeks ending November 12, 2004 and

November 19, 2004. We did not revise the submission to the EIA subsequent to its original submissions. Although we made a correction to one daily posting on its electronic bulletin board during this period, those postings are unrelated to EIA submissions. In December 2004, we received a similar data request from the Commodity Futures Trading Commission and we provided the requested information. The FERC held a press conference in December 2004, at which they disclosed that their inquiry has determined that an unaffiliated third party was the source of the downward revision.
      In addition to the above matters, we are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At December 31, 2004, we had accrued less than $1 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2004, we had accrued approximately $27 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs, which we anticipate incurring through 2027. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability at December 31, 2004 (in millions):

Balance at January 1, 2004	$29
Additions/adjustments for remediation activities	2
Payments for remediation activities	(4)

Balance at December 31, 2004	$27

      In addition, we expect to make capital expenditures for environmental matters of approximately $14 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations. For 2005, we estimate that our total remediation expenditures will be approximately $5 million, which will be expended under government directed clean-up plans.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to three active sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2004, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
     Rates and Regulatory Matters
      Cashout Proceeding. In May 2002, we filed a reconciliation of the costs and revenues associated with operating our cashout program, which involves the sale and purchase of natural gas to satisfy shipper imbalances. In October 2002, the FERC accepted the filing and allowed our proposed cashout surcharge to go into effect, but found that the existing cashout mechanism was no longer “just and reasonable” and set the case for hearing to establish a replacement mechanism. A hearing was held and an Administrative Law Judge (ALJ) issued an Initial Decision.
      In November 2004, the FERC issued an order on the Initial Decision that affirmed the ALJ’s determination to allow us to utilize high-low pricing as part of our cashout mechanism to develop the amount of cash payment that must be made to resolve imbalances. Under this mechanism, we will cashout shortages by selling gas to imbalance shippers at the highest weekly index price during the month and will purchase overages at the lowest weekly index price during the month. The FERC also found that with respect to the imbalances of Plant Thermal Reduction shippers, they, not us, should retain primary responsibility for obtaining plant data needed to monitor and control these imbalances. In December 2004, we made a compliance filing to implement and revise the mechanism and notified the FERC and shippers as to how we intend to make up past amounts owed to us under the cashout program. The compliance filing and rehearing requests of the November 2004 order remain pending before the FERC.
      Accounting for Pipeline Integrity Costs In November 2004, the FERC issued a proposed accounting release that may impact certain costs we incur related to our pipeline integrity program. If the release is enacted as written, we would be required to expense certain future pipeline integrity costs instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this potential accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity expenditures in the range of approximately $3 million to $9 million annually over the next eight years.
      Inquiry Regarding Income Tax Allowances. In December 2004, the FERC issued a Notice of Inquiry (NOI) in response to a recent D.C. Circuit decision that held the FERC had not adequately justified its policy of providing a certain oil pipeline limited partnership with an income tax allowance equal to the proportion of its limited partnership interests owned by corporate partners. The FERC sought comments on whether the court’s reasoning should be applied to other partnerships or other ownership structures. We own interests in non-taxable entities that could be affected by this ruling. We cannot predict what impact this inquiry will have on our interstate pipelines, including those pipelines, such as Great Lakes L.P., which are jointly owned with unaffiliated parties.
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a NOI seeking comments on its policy regarding selective discounting by natural gas pipelines. The FERC seeks comments regarding whether its practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons is appropriate when the discount is given to meet competition from another natural gas pipeline. We, along with several of our affiliated pipelines, filed comments on the NOI in March 2005. The final outcome of this inquiry cannot be predicted with certainty, nor can we predict the impact that the final rule will have on us.
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

Capital Commitments and Purchase Obligations
      At December 31, 2004, we had capital and investment commitments of $14 million. Our other planned capital and investment projects are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products and services totaling $200 million at December 31, 2004. Our annual obligations under these agreements are $34 million for 2005, $23 million for each of the years 2006 through 2009 and $74 million in total thereafter.
     Operating Leases
      We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on our operating leases as of December 31, 2004, were as follows:

Year Ended
December 31,	Operating Leases(1)

(In millions)
2005	$3
2006	3
2007	2
2008	1
2009	1
Thereafter	15

Total	$25

(1)	These amounts exclude our proportional share of minimum annual rental commitments paid by El Paso, which are allocated to us through an overhead allocation.
     Rental expense on our operating leases for each of the years ended December 31, 2004, 2003 and 2002 was $9 million, $10 million and $6 million. These amounts include our share of rent allocated to us from El Paso.
6. Retirement Benefits
  Pension and Retirement Benefits
      El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. Prior to May 1, 2002, El Paso matched 75 percent of participant basic contributions up to 6 percent, with the matching contributions being made to the plan’s stock fund, which participants could diversify at any time. After May 1, 2002, the plan was amended to allow for company matching contributions to be invested in the same manner as that of participant contributions. Effective March 1, 2003, El Paso suspended the matching contribution but reinstituted it again at a rate of 50 percent of participant basic contributions up to 6 percent on July 1, 2003. Effective July 1, 2004, El Paso increased the matching contributions to 75 percent of participant basic contributions up to 6 percent. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
  Other Postretirement Benefits
      We maintain responsibility for postretirement medical and life insurance benefits for a closed group of retirees who were at least age 50 with 10 years of service on December 31, 2000, and retired on or before June 30, 2001. The costs associated with the curtailment and special termination benefits were $32 million. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso has reserved the right to change these benefits. Employees who retire after June 30, 2001, will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are pre-funded to the extent these costs are recoverable through rates. We expect to contribute $11 million to our other postretirement benefit plan in 2005.
      In 2004, we adopted FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits that are covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $5 million, which is deferred as an actuarial gain in our postretirement benefit liabilities as of December 31, 2004. We expect that the adoption of this guidance will reduce our postretirement benefit expense by $1 million in 2005.
      The following table presents the change in projected benefit obligation, change in plan assets and reconciliation of funded status for our other postretirement benefit plan. Our benefits are presented and computed as of and for the twelve months ended September 30 (the plan reporting date):

	2004	2003

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$57	$53
Interest cost	3	3
Participant contributions	2	2
Actuarial (gain) loss	(3)	5
Benefits paid	(6)	(6)

Projected benefit obligation at end of period	$53	$57

Change in plan assets:
Fair value of plan assets at beginning of period	$46	$36
Actual return on plan assets	4	5
Employer contributions	11	9
Participant contributions	2	2
Benefits paid	(6)	(6)

Fair value of plan assets at end of period	$57	$46

Reconciliation of funded status:
Funded status at September 30	$4	$(11)
Fourth quarter contributions	2	2
Unrecognized net actuarial gain	(10)	(6)

Net accrued benefit cost at December 31(1)	$(4)	$(15)

(1)	Based on our current funded status, we reflected $7 million of our accrued benefit obligation as a current liability at December 31, 2003.
     Future benefits expected to be paid on our other postretirement plan as of December 31, 2004, are as follows (in millions):

Year Ending December 31,

2005	$5
2006	5
2007	5
2008	5
2009	5
2010-2014	23

Total	$48

      Our postretirement benefit costs recorded in operating expenses include the following components for the years ended December 31:

	2004	2003	2002

	(In millions)
Interest cost	$3	$3	$4
Expected return on plan assets	(2)	(2)	(2)

Net postretirement benefit cost	$1	$1	$2

      Projected benefit obligations and net benefits costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used for our other postretirement plan for 2004, 2003 and 2002:

	2004	2003	2002

	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.75	6.00
Assumptions related to benefit costs at December 31:
Discount rate	6.00	6.75	7.25
Expected return on plan assets(1)	7.50	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 35 percent to 38 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on our target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.0 percent in 2004, gradually decreasing to 5.5 percent by the year 2009. Assumed health care cost trends have a significant effect on the amounts reported for other postretirement benefit plan. A one-percentage point change in our assumed health care cost trends would have the following effects as of September 30:

	2004	2003

	(In millions)
One percentage point increase:
Aggregate of service cost and interest cost	$—	$—
Accumulated postretirement benefit obligation	3	3
One percentage point decrease:
Aggregate of service cost and interest cost	$—	$—
Accumulated postretirement benefit obligation	(2)	(2)
     Other Postretirement Plan Assets
      The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2004	2003

	(Percent)
Equity securities	59	28
Debt securities	32	58
Other	9	14

Total	100	100

      The primary investment objective of our plan is to ensure that, over the long-term life of the plan, an adequate pool of sufficiently liquid assets exists to support the benefit obligation to participants, retirees and beneficiaries. In meeting this objective, the plan seeks to achieve a high level of investment return consistent with a prudent level of portfolio risk. Investment objectives are long-term in nature covering typical market cycles of three to five years. Any shortfall in investment performance compared to investment objectives is the result of general economic and capital market conditions.
      The target allocation for the invested assets is 65 percent equity and 35 percent fixed income. In 2003, we modified our target asset allocations for our postretirement plan to increase our equity allocation to 65 percent of total plan assets. Other assets are held in cash for payment of benefits upon presentment. Any El Paso stock held by the plan is held indirectly through investments in mutual funds.
7. Transactions with Major Customer
      The following table shows revenues from our major customer for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
We Energies(1)	$59	$93	$101

(1)	We Energies is the operating name of Wisconsin Gas Company and Wisconsin Electric Power Company.
8. Supplemental Cash Flow Information
      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Interest paid, net of capitalized interest	$68	$56	$40
Income tax payments	41	35	28
9. Investments in Unconsolidated Affiliates and Transactions with Affiliates
      Great Lakes. In March 2003, American Natural Resources Company, our parent and subsidiary of El Paso, contributed to us all of the common stock of its wholly owned subsidiary, El Paso Great Lakes, Inc. El Paso Great Lakes, Inc. had a net book value at the time of its contribution of approximately $247 million. El Paso Great Lakes, Inc.’s principal asset was its effective 50 percent interest in Great Lakes L.P. It held this interest through its 47 percent ownership interest in Great Lakes L.P. and through 50 percent ownership of Great Lakes Gas Transmission Company, which owns a 6 percent ownership interest in Great Lakes L.P. Since both El Paso Great Lakes, Inc. and our common stock were owned by El Paso at the time of the contribution, we were required to reflect the investment in Great Lakes L.P. at its historical cost and include its operating results in our financial statements for all periods presented prior to its contribution.
      Summarized financial information of our proportionate share of unconsolidated affiliates are presented below:

	Year Ended December 31,

	2004	2003	2002

	(In millions)
Operating results data:
Operating revenues	$133	$129	$127
Operating expenses	56	58	50
Income from continuing operations	43	37	43
Net income(1)	43	37	43

	December 31,

	2004	2003

	(In millions)
Financial position data:
Current assets	$76	$61
Non-current assets	582	603
Short-term debt	5	5
Other current liabilities	31	25
Long-term debt	215	218
Other non-current liabilities	150	142
Equity in net assets(1)	257	274

(1)	Our proportionate share of net income and equity in net assets includes our share of taxes payable recorded by partners of Great Lakes L.P.
  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At December 31, 2004 and 2003, we had advanced to El Paso $467 million and $367 million. The interest rate at December 31, 2004 and 2003 was 2.0% and 2.8%. These receivables are due upon demand; however, at December 31, 2004 and 2003, we have classified these advances as non-current notes receivable from affiliates because we do not anticipate settlement within the next twelve months.
      Affiliate Receivables and Payables. At December 31, 2004 and 2003, we had accounts receivable from affiliates of $3 million and $5 million. In addition, we had accounts payable to affiliates of $25 million and $18 million at December 31, 2004, and 2003. These balances arose in the normal course of business.
      We also received $2 million in deposits related to our transportation contracts with Tennessee Gas Pipeline Company (TGP), which are included in our balance sheet as current liabilities at December 31, 2004 and 2003.
      We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $36 million and $41 million at December 31, 2004 and 2003, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso under the tax accrual policy. See Note 1 for a discussion of our tax accrual policy.
      At December 31, 2004 and 2003, we had payables to an affiliate of $188 million and $196 million, for obligations related to the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. At December 31, 2004 and 2003, $8 million of these payables was classified as other current liabilities. The lease payments are due semi-annually.
      In March 2003, we issued $300 million of 8.875% unsecured senior notes, the net proceeds from which were used, in part, to pay off affiliated payables of $263 million.
      Other. During the third quarter of 2004, we sold a storage field and its related base gas to Mid Michigan Gas Storage Company, our affiliate, at its net book value of $42 million. We did not recognize a gain or loss on this sale. We also acquired assets from our affiliates during the third and the fourth quarters of 2004 with a net book value of $26 million.
      In 2003, we distributed a $528 million dividend of affiliated receivables to our parent, American Natural Resources Company.
      We have also entered into contribution in aid to construction arrangements with GulfTerra Energy Partners L.P. (GulfTerra) as part of our normal commercial activities in the Gulf of Mexico. We often contribute capital toward the construction costs of gathering facilities owned by others which are connected to our pipeline. We paid GulfTerra approximately $17 million of capital toward the construction of gathering pipelines to the Marco Polo and Red Hawk discoveries. In a series of transactions in September 2004 and January 2005, El Paso sold all of its equity interest in GulfTerra eliminating our affiliation with GulfTerra.
      During the fourth quarter of 2002, we sold the Typhoon offshore natural gas gathering pipeline to GulfTerra, our affiliate, for approximately $50 million in cash, and we did not recognize any gain or loss.
      Affiliate Revenues and Expenses. We enter into transactions with various El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport and store natural gas. Our affiliated revenues are primarily from transportation services.
      El Paso allocates a portion of its general and administrative expenses to us. The allocation of expenses is based upon the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. For the years ended December 31, 2004, 2003 and 2002, the annual charges were $35 million, $47 million and $51 million. During 2004, 2003 and 2002, TGP allocated payroll and other expenses associated with our shared pipeline services to us. The allocated expenses are based on the estimated level of staff and their expenses to provide these services. For the years ended December 31, 2004, 2003 and 2002, the annual charges were $29 million, $27 million and $22 million. We believe that all the allocation methods are reasonable.
      We continue to provide services to related parties, Eaton Rapids and Blue Lake Gas Storage Company (Blue Lake) in 2004 and 2003. We record the amounts received for these services as a reduction of operating expenses and as reimbursement costs.
      Great Lakes L.P. provides us capacity under contracts, the longest of which extends through 2013. For the years ended December 2004, 2003 and 2002, we incurred transportation costs of $11 million, $14 million and $14 million under these contracts. We also have natural gas storage contracts with Blue Lake and ANR Storage Company (ANR Storage). Our contract with Blue Lake extends to 2013 and covers capacity of 45 Bcf of natural gas storage. Our contract with ANR Storage extends to 2005 and covers storage capacity of 30 Bcf. For the years ended December 2004, 2003 and 2002, we incurred storage costs related to these contracts of $36 million, $36 million and $37 million. Transportation and storage costs are recorded as operating expenses. The terms of service provided to and by our affiliates are the same as those terms as non-affiliated parties.
      The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2004	2003	2002

	(In millions)
Revenues from affiliates	$10	$18	$29
Operation and maintenance expense from affiliates	113	128	128
Reimbursement of operating expenses charged to affiliates	4	4	3
10. Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below:

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2004
Operating revenues	$138	$103	$101	$128	$470
Operating income	64	31	26	53	174
Net income	43	20	21	33	117
2003
Operating revenues	$185	$126	$117	$126	$554
Operating income	92	40	33	43	208
Net income	61	22	18	29	130

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
ANR Pipeline Company:
      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1) present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Great Lakes Gas Transmission Limited Partnership (the “Partnership”) as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004. The Partnership is an equity investment of El Paso Great Lakes Inc., a wholly-owned subsidiary of the Company, that comprised assets of $257 million and $274 million at December 31, 2004 and 2003 and income of $43 million, $37 million and $43 million for each of the three years in the period ended December 31, 2004. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 29, 2005

SCHEDULE II
ANR PIPELINE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003 and 2002
(In millions)

	Balance at	Charged to			Charged to	Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Deductions		Accounts	of Period

2004
Allowance for doubtful accounts	$3	$—	$—		$—	$3
Environmental reserves	29	2	(4	)(1)	—	27
2003
Allowance for doubtful accounts	$2	$—	$—		$1	$3
Legal reserves	2	(1)	—		(1)	—
Environmental reserves	26	8	(6	)(1)	1	29
2002
Allowance for doubtful accounts	$3	$—	$(1)		$—	$2
Legal reserves	—	—	—		2	2
Environmental reserves	16	13	(2	)(1)	(1)	26

(1)	Primarily payments made for environmental remediation activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2004, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate, to allow timely discussion regarding required financial disclosure.
      Based on the results of this evaluation, our CEO and CFO concluded that as a result of the material weakness discussed below, our disclosure controls and procedures were not effective as of December 31, 2004. Because of the material weakness, we performed additional procedures to ensure that our financial statements as of and for the year ended December 31, 2004, were fairly presented in all material respects in accordance with generally accepted accounting principles.
Internal Control Over Financial Reporting
      During 2004, we continued our efforts to ensure our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which will apply to us at December 31, 2006. In our efforts to evaluate our internal control over financial reporting, we have identified the material weakness described below as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Access to Financial Application Programs and Data. At December 31, 2004, we did not maintain effective controls over access to financial application programs and data. Specifically, we identified internal control deficiencies with respect to inadequate design of and compliance with our security access procedures related to identifying and monitoring conflicting roles (i.e., segregation of duties) and a lack of independent monitoring of access to various systems by our information technology staff, as well as certain users that require unrestricted security access to financial and reporting systems to perform their responsibilities. These control deficiencies did not result in an adjustment to the 2004 interim or annual consolidated financial statements. However, these control deficiencies could result in a misstatement of a number of our financial statement accounts, including property, plant and equipment, accounts payable, operating expenses, and potentially others, that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.
Changes in Internal Control over Financial Reporting
      Changes in the Fourth Quarter 2004. There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Changes in 2005. Since December 31, 2004, we have taken action to correct the control deficiencies that resulted in the material weakness described above including implementing monitoring controls in our information technology areas over users who require unrestricted access to perform their job responsibilities. Other remedial actions have also been identified and are in the process of being implemented.

ITEM 9B.	OTHER INFORMATION
      None.
PART III
      Item 10, “Directors and Executive Officers of the Registrant;” Item 11, “Executive Compensation;” Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;” and Item 13, “Certain Relationships and Related Transactions,” have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
      The Audit Fees for the years ended December 31, 2004 and 2003, of $925,000 and $650,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of ANR Pipeline Company.
All Other Fees
      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2004 and 2003.
Policy for Approval of Audit and Non-Audit Fees
      We are a wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2005 annual meeting of stockholders.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:
      1. Financial statements.
      The following consolidated financial statements are included in Part II, Item 8 of this report:

      The following financial statements of our equity investments are included on the following pages of this report:
      2. Financial statement schedules.

Schedule II — Valuation and Qualifying Accounts	35

All other schedules are omitted because they are not applicable, or the required information is disclosed in the financial statements or accompanying notes.

3. Exhibits list	47

INDEPENDENT AUDITORS’ REPORT
The Partners and Management Committee
Great Lakes Gas Transmission Limited Partnership:
      We have audited the accompanying consolidated balance sheets of Great Lakes Gas Transmission Limited Partnership and subsidiary (Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of income and partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
KPMG LLP
Detroit, Michigan
January 11, 2005

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF
INCOME AND PARTNERS’ CAPITAL

	Years Ended December 31

	2004	2003	2002

	(Thousands of Dollars)
Transportation Revenues	$284,327	$279,208	$277,515
Operating Expenses
Operation and Maintenance	34,723	43,052	37,075
Depreciation	57,756	57,238	56,916
Income Taxes Payable by Partners	47,058	40,530	45,400
Property and Other Taxes	23,265	24,929	14,393

	162,802	165,749	153,784

Operating Income	121,525	113,459	123,731
Other Income (Expense)
Interest on Long Term Debt	(37,718)	(40,239)	(44,539)
Other, Net	1,373	1,102	3,850

	(36,345)	(39,137)	(40,689)

Net Income	$85,180	$74,322	$83,042

Partners’ Capital
Balance at Beginning of Year	$452,007	445,512	443,640
Contributions by General Partners	29,398	22,459	25,432
Net Income	85,180	74,322	83,042
Current Income Taxes Payable by Partners Charged to Earnings	31,536	24,238	27,801
Distributions to Partners	(177,620)	(114,524)	(134,403)

Balance at End of Year	$420,501	$452,007	$445,512

The accompanying notes are an integral part of these statements.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	As of December 31

	2004	2003

	(Thousands of Dollars)
ASSETS
Current Assets
Cash and Cash Equivalents	$59,034	$40,156
Accounts Receivable	44,137	34,747
Materials and Supplies, at Average Cost	10,043	10,020
Prepayments and Other	5,146	3,511

	118,360	88,434
Gas Utility Plant
Property, Plant and Equipment	2,015,202	2,011,279
Less Accumulated Depreciation	919,287	870,356

	1,095,915	1,140,923

	$1,214,275	$1,229,357

LIABILITIES & PARTNERS’ CAPITAL
Current Liabilities
Current Maturities of Long Term Debt	$10,000	$10,000
Accounts Payable	27,984	14,850
Property and Other Taxes	24,107	25,077
Accrued Interest and Other	13,580	14,025

	75,671	63,952
Long Term Debt	460,000	470,000
Other Liabilities
Amounts Equivalent to Deferred Income Taxes	256,959	241,281
Other	1,144	2,117

	258,103	243,398

Partners’ Capital	420,501	452,007

	$1,214,275	$1,229,357

The accompanying notes are an integral part of these statements.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2004	2003	2002

	(Thousands of Dollars)
Cash Flow Increase (Decrease) from:
Operating Activities
Net Income	$85,180	$74,322	$83,042
Adjustments to Reconcile Net Income to Operating Cash Flows:
Depreciation	57,756	57,238	56,916
Amounts Equivalent to Deferred Income Taxes	15,678	16,983	18,241
Allowance for Funds Used During Construction	(157)	(398)	(500)
Changes in Current Assets and Liabilities:
Accounts Receivable	(9,390)	1,529	(6,250)
Accounts Payable	13,134	(1,642)	2,148
Property and Other Taxes	(970)	(1,687)	(1,131)
Other	(3,076)	(337)	678

	158,155	146,008	153,144
Investment in Utility Plant	(12,591)	(27,277)	(34,292)
Financing Activities
Repayment of Long Term Debt	(10,000)	(41,500)	(47,250)
Contributions by General Partners	29,398	22,459	25,432
Current Income Taxes Payable by Partners Charged to Earnings	31,536	24,238	27,801
Distribution to Partners	(177,620)	(114,524)	(134,403)

	(126,686)	(109,327)	(128,420)
Change in Cash and Cash Equivalents	18,878	9,404	(9,568)
Cash and Cash Equivalents:
Beginning of Year	40,156	30,752	40,320

End of Year	$59,034	$40,156	$30,752

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for Interest
(Net of Amounts Capitalized of $48, $150 and $214, Respectively)	$37,903	$40,576	$45,004

The accompanying notes are an integral part of these statements.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Organization and Management
      Great Lakes Gas Transmission Limited Partnership (Partnership) is a Delaware limited partnership that owns and operates an interstate natural gas pipeline system. The Partnership transports natural gas for delivery to customers in the midwestern and northeastern United States and eastern Canada. Partnership ownership percentages are recalculated each year to reflect distributions and contributions.
      The partners, their parent companies, and partnership ownership percentages are as follows:

	Ownership %

Partner (Parent Company)	2004	2003

General Partners:
El Paso Great Lakes, Inc. (El Paso Corporation)	46.61	46.33
TransCanada GL, Inc. (TransCanada PipeLines Ltd.)	46.61	46.33
Limited Partner:
Great Lakes Gas Transmission Company (TransCanada PipeLines Ltd. and El Paso Corporation)	6.78	7.34
      The day-to-day operation of Partnership activities is the responsibility of Great Lakes Gas Transmission Company (Company), which is reimbursed for its employee salaries, benefits and other expenses, pursuant to the Partnership’s Operating Agreement with the Company.
2     Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
      The consolidated financial statements include the accounts of the Partnership and GLGT Aviation Company, a wholly owned subsidiary. GLGT Aviation Company owns a transport aircraft used principally for pipeline operations. Intercompany amounts have been eliminated.
      For purposes of reporting cash flows, the Partnership considers all liquid investments with original maturities of three months or less to be cash equivalents.
      The Partnership recognizes revenues from natural gas transportation in the period the service is provided.
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the amounts reported as assets, liabilities, revenues and expenses and the disclosures in these financial statements. Actual results can, and often do, differ from those estimates.
Regulation
      The Partnership is subject to the rules, regulations and accounting procedures of the Federal Energy Regulatory Commission (FERC). The Partnership’s accounting policies follow regulatory accounting principles prescribed under Statement of Financial Accounting Standards (SFAS) No. 71, Accounting for the Effects of Certain Types of Regulation. Regulatory assets and liabilities have been established and represent probable future revenue or expense which will be recovered from or refunded to customers.
Accounts Receivable
      Accounts receivable are reported net of an allowance for doubtful accounts of $1,200,000 and $2,304,000 for 2004 and 2003, respectively. Accounts receivable are recorded at the invoiced amount. Late fees are recognized as income when earned. The Partnership establishes an allowance for losses on accounts receivable if it is determined that all or a portion of the outstanding balance will not be collected. The Partnership also considers historical industry data and customer credit trends. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
Gas Utility Plant and Depreciation
      Gas utility plant is stated at cost and includes certain administrative and general expenses, plus an allowance for funds used during construction. The cost of plant retired is charged to accumulated depreciation. Depreciation of gas utility plant is computed using the straight-line method. The Partnership’s principal operating assets are depreciated at an annual rate of 2.75%.
      The allowance for funds used during construction represents the debt and equity costs of capital funds applicable to utility plant under construction, calculated in accordance with a uniform formula prescribed by the FERC. The rates used were 10.49%, 10.41% and 10.36% for years 2004, 2003, and 2002, respectively.
Asset Retirement Obligations
      Effective January 1, 2003, the Partnership adopted SFAS No. 143 “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires recognition of the fair value of legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal operation of a long-lived asset. The Partnership has asset retirement obligations if it were to permanently retire all or part of the pipeline system; however, the fair value of the obligations cannot be determined because the end of the system life is indeterminable.
Income Taxes
      The Partnership’s tariff includes an allowance for income taxes, which the FERC requires the Partnership to record as if it were a corporation. The provisions for current and deferred income tax expense are recorded without regard to whether each partner can utilize its share of the Partnership’s tax deductions. Income taxes are deducted in the Consolidated Statements of Income and the current portion of income taxes is returned to partners’ capital. Recorded current income taxes are distributed to partners based on their ownership percentages.
      Amounts equivalent to deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases at currently enacted income tax rates.
3     Affiliated Company Transactions
      Affiliated company amounts included in the Partnership’s consolidated financial statements, not otherwise disclosed, are as follows:

	(In Thousands)

	2004	2003	2002

Accounts receivable	$12,827	16,062	15,989
Accounts payable	1,845	1,135	622
Transportation revenues:
TransCanada PipeLines Ltd. and affiliates	164,810	166,578	163,442
El Paso Corporation and affiliates	20,581	23,877	24,875
      Affiliated transportation revenues are primarily provided under fixed priced contracts with remaining terms ranging from 1 to 8 years.
      The Partnership reimburses the Company for salaries, benefits and other incurred expenses. Benefits include pension, savings plan, and other post-retirement benefits. Operating expenses charged by the Company in 2004, 2003 and 2002 were $17,388,000, $25,758,000 and $17,888,000, respectively.

      The Company makes contributions for eligible employees of the Company to a voluntary defined contribution plan sponsored by one of the parent companies. The Company’s contributions, which are based on matching employee contributions, amounted to $475,000, $396,000, and $770,000 in 2004, 2003 and 2002, respectively.
      The Company participates in the El Paso Corporation cash balance pension plan and post-retirement plan. The Company accounts for pension and post-retirement benefits on an accrual basis. The net expense (income) for each of the plans are as follows:

	(In Thousands)

	2004	2003	2002

Pension	$(743,000)	(2,600,000)	(5,400,000)
Post-Retirement	202,000	204,000	236,000

4	Debt

	(In Thousands)

	2004	2003

Senior Notes, unsecured, interest due semiannually, principal due as follows:
8.74% series, due 2003 to 2011	$70,000	80,000
9.09% series, due 2012 to 2021	100,000	100,000
6.73% series, due 2009 to 2018	90,000	90,000
6.95% series, due 2019 to 2028	110,000	110,000
8.08% series, due 2021 to 2030	100,000	100,000

	470,000	480,000
Less current maturities	10,000	10,000

Total long term debt less current maturities	$460,000	470,000

      The aggregate estimated fair value of long term debt was $559,800,000 and $571,400,000 for 2004 and 2003, respectively. The fair value is determined using discounted cash flows based on the Partnership’s estimated current interest rates for similar debt.
      The aggregate annual required repayments of Senior Notes is $10,000,000 for each year 2005 through 2008 and $19,000,000 in 2009.
      Under the most restrictive covenants in the Senior Note Agreements, approximately $253,000,000 of partners’ capital is restricted as to distributions as of December 31, 2004.

5	Income Taxes Payable by Partners
      Income taxes payable by partners for the years ended December 31, 2004, 2003 and 2002 consists of:

	(In Thousands)

	2004	2003	2002

Current
Federal	$30,187	23,201	26,612
State	1,349	1,037	1,189

	31,536	24,238	27,801

Deferred
Federal	14,833	15,556	16,808
State	689	736	791

	15,522	16,292	17,599

	$47,058	40,530	45,400

      Income taxes payable by partners differs from the statutory rate of 35% due to the amortization of excess deferred taxes along with the effects of state and local taxes. The Partnership is required to amortize excess deferred taxes which had previously been accumulated at tax rates in excess of current statutory rates. Such amortization reduced income taxes payable by partners by $575,000 for 2004 and $900,000 for 2003 and 2002. The excess deferred taxes were fully amortized at December 31, 2004.
      Amounts equivalent to deferred income taxes are principally comprised of temporary differences associated with excess tax depreciation on utility plant. As of December 31, 2004 and 2003, no valuation allowance is required. The deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are as follows:

	(In Thousands)

	2004	2003

Deferred tax assets — other	$4,889	5,168
Deferred tax liabilities — utility plant	(245,786)	(230,614)
Deferred tax liabilities — other	(16,062)	(15,835)

Net deferred tax liability	$(256,959)	(241,281)

6	Severance Costs
      In 2003, the Partnership implemented a reorganization plan to reduce the work force, and recorded severance costs of approximately $6 million. All amounts were substantially paid by December 31, 2003. Severance costs have been included in Operation and Maintenance expense.

7	Use Tax Refunds
      In the first quarter of 2002, Great Lakes received a favorable decision from the Minnesota Supreme Court on use tax litigation and has collected refunds and related interest on litigated claims and pending claims for 1994 to 2001. The total amount received was $13.7 million. The refunds are reflected in Property and Other Taxes ($10.9 million) and the interest included in Other, Net ($2.8 million).

ANR PIPELINE COMPANY
EXHIBIT LIST
December 31, 2004
      Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Amended and Restated Certificate of Incorporation dated March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B	By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
4.A	Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994.
4.B	Indenture dated as of March 5, 2003 between ANR Pipeline Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.1 to our Form 8-K filed March 5, 2003).
10.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B	Amended and Restated Security Agreement dated as of November 23, 2004, made by among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10.C	$3,000,000,000 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.1 to El Paso Corporation’s Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co- Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 First Quarter Form 10-Q); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-

Exhibit
Number	Description

Syndication Agents (Exhibit 10.A.2 to our 2003 Second Quarter Form 10-Q); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B to our Form 8-K filed August 10, 2004).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized on the 29th day of March 2005.

ANR PIPELINE COMPANY

By	/s/ John W. Somerhalder II

John W. Somerhalder II
Chairman of the Board
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Somerhalder II (John W. Somerhalder II)	Chairman of the Board and Director (Principal Executive Officer)	March 29, 2005

/s/ Stephen C. Beasley (Stephen C. Beasley)	President and Director	March 29, 2005

/s/ Greg G. Gruber (Greg G. Gruber)	Senior Vice President, Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 29, 2005

ANR PIPELINE COMPANY
EXHIBIT INDEX
December 31, 2004
      Exhibits not incorporated by reference to a prior filing are designated by an “*”; all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Amended and Restated Certificate of Incorporation dated March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B	By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
*4.A	Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994.
4.B	Indenture dated as of March 5, 2003 between ANR Pipeline Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.1 to our Form 8-K filed March 5, 2003).
10.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B	Amended and Restated Security Agreement dated as of November 23, 2004, made by among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
10.C	$3,000,000,000 Revolving Credit Agreement dated as of April 16, 2003 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company and ANR Pipeline Company, as Borrowers, the Lenders Party thereto, and JPMorgan Chase Bank, as Administrative Agent, ABN Amro Bank N.V. and Citicorp North America, Inc., as Co-Document Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Joint Bookrunners and Co-Lead Arrangers. (Exhibit 99.1 to El Paso Corporation’s Form 8-K filed April 18, 2003); First Amendment to the $3,000,000,000 Revolving Credit Agreement and Waiver dated as of March 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co- Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.1 to our 2003 First Quarter Form 10-Q); Second Waiver to the $3,000,000,000 Revolving Credit Agreement dated as of June 15, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents (Exhibit 10.A.2 to our 2003 Second Quarter Form 10-Q); Second Amendment to the $3,000,000,000 Revolving Credit Agreement and Third Waiver

Exhibit
Number	Description

dated as of August 6, 2004 among El Paso Corporation, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, ANR Pipeline Company and Colorado Interstate Gas Company, as Borrowers, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, ABN AMRO Bank N.V. and Citicorp North America, Inc., as Co-Documentation Agents, Bank of America, N.A. and Credit Suisse First Boston, as Co-Syndication Agents. (Exhibit 99.B to our Form 8-K filed August 10, 2004).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to sec. 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to 18 U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.