Form 10-Q
period 2005-06-30
ANR PIPELINE CO
filed 2005-08-08
CIK 65695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Common stock, par value $1 per share. Shares outstanding on August 5, 2005: 1,000
     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

PART I -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Results of Operations
PART II -- OTHER INFORMATION
SIGNATURES
Certification of Principal Executive Officer pursuant to Section 302
Certification of Chief Financial Officer pursuant to Section 302
Certification of Principal Executive Officer pursuant to Section 906
Certification of Chief Financial Officer pursuant to Section 906

ANR PIPELINE COMPANY

	Caption	Page

	PART I — Financial Information
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
	Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	*
Item 4.	Controls and Procedures	13
	PART II — Other Information
Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	*
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Submission of Matters to a Vote of Security Holders	*
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
MMcf	= million cubic feet
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, or “ours”, we are describing ANR Pipeline Company and/or our subsidiaries.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenues	$119	$103	$303	$241

Operating expenses
Operation and maintenance	58	57	122	115
Depreciation, depletion and amortization	9	9	20	18
Taxes, other than income taxes	5	6	12	13

	72	72	154	146

Operating income	47	31	149	95
Earnings from unconsolidated affiliate	14	16	31	36
Other income, net	2	—	2	—
Interest and debt expense	(17)	(17)	(35)	(35)
Affiliated interest income, net	5	2	8	4

Income before income taxes	51	32	155	100
Income taxes	19	12	57	37

Net income	$32	$20	$98	$63

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2005 and $3 in 2004	47	63
Affiliates	12	3
Other	1	2
Materials and supplies	20	21
Deferred income taxes	13	16
Other	6	8

Total current assets	99	113

Property, plant and equipment, at cost	3,708	3,715
Less accumulated depreciation, depletion and amortization	2,142	2,149

Total property, plant and equipment, net	1,566	1,566

Other assets
Note receivable from affiliate	529	467
Investment in unconsolidated affiliate	308	316
Other	10	10

	847	793

Total assets	$2,512	$2,472

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$26	$38
Affiliates	15	25
Other	21	22
Current maturities of long-term debt	—	75
Taxes payable	86	52
Accrued interest	17	17
Contractual deposits	13	18
Other	28	25

Total current liabilities	206	272

Long-term debt, less current maturities	740	733

Other liabilities
Deferred income taxes	365	353
Payable to affiliates	176	180
Other	27	34

	568	567

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	401	303

Total stockholder’s equity	998	900

Total liabilities and stockholder’s equity	$2,512	$2,472

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended
	June 30,

	2005	2004

Cash flows from operating activities
Net income	$98	$63
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	20	18
Deferred income taxes	15	17
Earnings from unconsolidated affiliate, adjusted for cash distributions	9	1
Other non-cash income items	1	1
Asset and liability changes	15	34

Net cash provided by operating activities	158	134

Cash flows from investing activities
Additions to property, plant and equipment	(28)	(39)
Net change in affiliate advances	(62)	(114)

Net cash used in investing activities	(90)	(153)

Cash flows from financing activities
Payment to retire long-term debt	(68)	—

Net cash used in financing activities	(68)	—

Net change in cash and cash equivalents	—	(19)
Cash and cash equivalents
Beginning of period	—	25

End of period	$—	$6

See accompanying notes.

ANR PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read it along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of June 30, 2005, and for the quarters and six months ended June 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2004 Annual Report on Form 10-K.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of June 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicate that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and have not yet determined the impact, if any, that this pronouncement will have on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $3 million to $8 million annually.

2. Debt and Credit Facilities
  Debt
      On June 1, 2005, holders of approximately $68 million of our $75 million, 7.00% debentures due 2025, exercised their option to redeem their debentures. The remaining $7 million of the debentures were not redeemed and have been classified as long-term debt as the holder’s option to redeem the debentures has expired.
  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At June 30, 2005, El Paso had $1.2 billion outstanding under the term loan and $1.4 billion of letters of credit issued under the credit agreement, none of which was borrowed by or issued on behalf of us. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff in this case seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At June 30, 2005, we had less than $1 million accrued for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At June 30, 2005, we had accrued approximately $25 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Below is a reconciliation of our accrued liability from January 1, 2005 to June 30, 2005 (in millions):

Balance at January 1, 2005.	$27
Payments for remediation activities	(2)

Balance at June 30, 2005	$25

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $4 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $16 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of June 30, 2005, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
  Rates and Regulatory Matters
      Selective Discounting Notice of Inquiry. In November 2004, the FERC issued a Notice of Inquiry seeking comments on its policy regarding selective discounting by natural gas pipelines. In May 2005, the FERC issued an order reaffirming its prior practice of permitting pipelines to adjust their ratemaking throughput downward in rate cases to reflect discounts given by pipelines for competitive reasons when the discount is given to meet competition from another natural gas pipeline.

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
4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      Our investment in unconsolidated affiliate consists of our equity ownership interest in Great Lakes. Summarized income statement information of our proportionate share of the income of this investment for the periods ended June 30 is as follows:

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$31	$32	$66	$68
Operating expenses	13	13	28	26
Income from continuing operations and net income (1)	10	11	21	24

(1)	Our proportionate share of Great Lakes’ net income includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliate recognized in our income statements are presented before these taxes.
     For the six months ended June 30, 2005 and 2004, we received approximately $40 million and $37 million in dividends from Great Lakes.

Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At June 30, 2005 and December 31, 2004, we had advanced to El Paso $529 million and $467 million. The interest rate was 4.3% at June 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at June 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $73 million at June 30, 2005 and $36 million at December 31, 2004, which are included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other. At June 30, 2005 and December 31, 2004, we had payables to an affiliate of $184 million and $188 million, for obligations related to the relocation of our headquarters from Detroit, Michigan to Houston, Texas. At June 30, 2005 and December 31, 2004, $8 million of these lease payments were classified as other current liabilities. These lease payments are due semi-annually.
      The following table shows other balances with our affiliates:

	June 30,	December 31,
	2005	2004

	(In millions)
Contractual deposits	$3	$3
Other current liabilities	8	8

      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company associated with our shared pipeline services. The following table shows revenues and charges from our affiliates for the periods ended June 30:

	Quarters Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$1	$3	$2	$6
Operations and maintenance expenses from affiliates	30	28	57	55
Reimbursements of operating expenses charged to affiliates	1	1	2	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our management can evaluate our operating results without regard to our financing methods. We believe the discussion of our results of operations based on EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows.
      The following is a reconciliation of EBIT to net income for the periods ended June 30:

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$119	$103	$303	$241
Operating expenses	(72)	(72)	(154)	(146)

Operating income	47	31	149	95

Earnings from unconsolidated affiliate	14	16	31	36
Other income, net	2	—	2	—

Other	16	16	33	36

EBIT	63	47	182	131
Interest and debt expense	(17)	(17)	(35)	(35)
Affiliated interest income, net	5	2	8	4
Income taxes	(19)	(12)	(57)	(37)

Net income	$32	$20	$98	$63

Throughput volumes (BBtu/d)(1)	4,826	4,934	5,494	5,506

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.

     The following items contributed to our overall EBIT increase of $16 million and $51 million for the quarter and six months ended June 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Six Months Ended
	June 30,				June 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Contract restructuring/settlements	$12	$—	$1	$13	$41	$—	$1	$42
Gas not used in operations and other natural gas sales	—	—	—	—	17	(6)	—	11
Higher benefits and allocation of overhead and shared services costs	—	(5)	—	(5)	—	(9)	—	(9)
Earnings from our equity investment in Great Lakes L.P.	—	—	(1)	(1)	—	—	(4)	(4)
Other(1)	4	5	—	9	4	7	—	11

Total impact on EBIT	$16	$—	$—	$16	$62	$(8)	$(3)	$51

(1)	Consists of individual insignificant items.
     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Contract Restructuring/Settlements. In March 2005, we completed the restructuring of our transportation contracts with a shipper on our Southwest and Southeast Legs as well as a related gathering contract. As a result of this restructuring, we recognized $29 million of revenues in the first quarter of 2005. In the second quarter of 2005, we received a settlement of two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc., which increased our EBIT by approximately $15 million. Our settlement with USGen will not have an ongoing impact on our future results of operations.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to recover and dispose of, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are driven by volumes and prices during a given period and are influenced by factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. In addition, we anticipate that recoveries of gas not used in our operations will be significantly impacted by a FERC directive to implement a fuel tracker with a true-up mechanism that will mitigate our risk for under-recovery of gas needed for operations while limiting our recovery of gas not used in operations.
      During the first quarter of 2005, the sales of higher volumes of natural gas made available by our storage realignment project resulted in a favorable impact to our operating results as of June 30, 2005. See our 2004 Annual Report on Form 10-K for a further discussion of our storage realignment project.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company associated with our shared pipeline services. During the quarter and six months ended June 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the significance of our asset base and earnings to the overall El Paso asset base and earnings.

      Expansions. In July 2004, the FERC granted certificate authorization for our proposed EastLeg project. The EastLeg project will add 142 MMcf/d of capacity along our mainline lateral systems in Wisconsin. The anticipated in-service date of the project is November 2005. The expansion is currently expected to increase our revenues by an estimated $2 million in 2005 and an estimated $8 million annually thereafter.
      In June 2004, the FERC granted certificate authorization for our proposed NorthLeg project. The NorthLeg project will add 110 MMcf/d of capacity and 6,000 horsepower of electric powered compression at our Weyauwega Compressor station in Waupaca County, Wisconsin. The anticipated in-service date of the project is November 2005. This expansion was designed and is being built in order to improve our operational capabilities and we do not expect a material increase in our revenues as a result of this expansion.
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we would be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $3 million to $8 million annually.
Affiliated Interest Income, Net

Second Quarter 2005 Compared to Second Quarter 2004
      Affiliated interest income, net for the quarter ended June 30, 2005, was $3 million higher than the same period in 2004. The average advance balance due from El Paso of $428 million for the second quarter of 2004 increased to $553 million in 2005. In addition, the average short-term interest rates for the second quarter increased from 2.3% in 2004 to 4.0% in 2005.

Six Months Ended 2005 Compared to Six Months Ended 2004
      Affiliated interest income, net for the six months ended June 30, 2005, was $4 million higher than the same period in 2004. The average advance balance due from El Paso of $390 million for the six months of 2004 increased to $517 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.5% in 2005.
Income Taxes

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In millions except for rates)
Income taxes	$19	$12	$57	$37
Effective tax rate	37%	38%	37%	37%
      Our effective tax rates were different than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes.

Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At June 30, 2005, we had a cash advance receivable from El Paso of $529 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At June 30, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which we are pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the six months ended June 30, 2005 were approximately $28 million. We expect to spend $112 million for the remainder of 2005 for capital expenditures, consisting of $46 million to expand the capacity on our system and $66 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
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
Material Weakness Previously Disclosed
      As discussed in our 2004 Annual Report on Form 10-K, we did not maintain effective controls as of December 31, 2004, over access to financial application programs and data in certain information technology environments. The remedial actions implemented in 2005 related to this material weakness are described below.
Evaluation of Disclosure Controls and Procedures
      As of June 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes; and

•	Developed a segregation of duties matrix for our primary financial system that documents existing role assignments.

      During the second quarter of 2005, we implemented the following changes in our internal control over financial reporting:

•	Performed an in-depth analysis of the company’s primary financial accounting system to examine existing functional access to identify any potentially incompatible duties.

•	Enhanced the segregation of duties matrix for our primary financial accounting system based on the in-depth analysis of user access.

•	Modified the primary financial accounting system to eliminate or modify potentially conflicting functionality.

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above.

•	Separated security administration rights from system update capabilities for our applications described above.

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.
      We believe that the changes in our internal controls described above have remediated the material weakness. Our testing and evaluation of the operating effectiveness and sustainability of the changes in internal controls has not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal controls over financial reporting.

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

ANR PIPELINE COMPANY
Date: August 5, 2005

/s/ STEPHEN C. BEASLEY

Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)
Date: August 5, 2005

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