Form 10-Q
period 2005-09-30
ANR PIPELINE CO
filed 2005-11-07
CIK 65695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Telephone Number: (713) 420-2600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $1 per share. Shares outstanding on November 4, 2005: 1,000
     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

PART I -- FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED BALANCE SHEETS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Results of Operations
PART II -- OTHER INFORMATION
SIGNATURES
Certification of PEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of PEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenues	$112	$101	$415	$342

Operating expenses
Operation and maintenance	64	58	186	173
Depreciation, depletion and amortization	10	10	30	28
Taxes, other than income taxes	5	7	17	20

	79	75	233	221

Operating income	33	26	182	121
Earnings from unconsolidated affiliate	15	14	46	50
Other income, net	—	4	2	4
Interest and debt expense	(17)	(17)	(52)	(52)
Affiliated interest income, net	6	6	14	10

Income before income taxes	37	33	192	133
Income taxes	14	12	71	49

Net income	$23	$21	$121	$84

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $2 in 2005 and $3 in 2004	87	63
Affiliates	11	3
Other	2	2
Materials and supplies	20	21
Deferred income taxes	15	16
Other	7	8

Total current assets	142	113

Property, plant and equipment, at cost	3,705	3,715
Less accumulated depreciation, depletion and amortization	2,138	2,149

Total property, plant and equipment, net	1,567	1,566

Other assets
Note receivable from affiliate	538	467
Investment in unconsolidated affiliate	307	316
Other	12	10

	857	793

Total assets	$2,566	$2,472

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$32	$38
Affiliates	19	25
Other	16	22
Current maturities of long-term debt	—	75
Taxes payable	98	52
Accrued interest	15	17
Contractual deposits	13	18
Other	42	25

Total current liabilities	235	272

Long-term debt, less current maturities	740	733

Other liabilities
Deferred income taxes	368	353
Payable to affiliates	176	180
Other	26	34

	570	567

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	424	303

Total stockholder’s equity	1,021	900

Total liabilities and stockholder’s equity	$2,566	$2,472

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities
Net income	$121	$84
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	30	28
Deferred income taxes	18	24
Earnings from unconsolidated affiliate, adjusted for cash distributions	9	6
Other non-cash income items	2	1
Asset and liability changes	24	36

Net cash provided by operating activities	204	179

Cash flows from investing activities
Additions to property, plant and equipment	(65)	(81)
Net change in affiliate advances	(71)	(110)
Net proceeds from sale of assets	—	42
Other	—	(13)

Net cash used in investing activities	(136)	(162)

Cash flows from financing activities
Payment to retire long-term debt	(68)	—

Net cash used in financing activities	(68)	—

Net change in cash and cash equivalents	—	17
Cash and cash equivalents
Beginning of period	—	25

End of period	$—	$42

See accompanying notes.

ANR PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission. Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles. You should read this Quarterly Report on Form 10-Q along with our 2004 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2005, and for the quarters and nine months ended September 30, 2005 and 2004, are unaudited. We derived the balance sheet as of December 31, 2004, from the audited balance sheet filed in our 2004 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  New Accounting Pronouncements Issued But Not Yet Adopted
      As of September 30, 2005, there were several accounting standards and interpretations that had not yet been adopted by us. Below is a discussion of significant standards that may impact us.
      Accounting for Asset Retirement Obligations. In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligation are uncertain. These conditional obligations were not addressed by Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which we adopted on January 1, 2003. FIN No. 47 will require us to accrue a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of our conditional asset retirement obligations can be determined. We will adopt the provisions of this standard in the fourth quarter of 2005 and do not believe that this pronouncement will have a material impact on our financial statements.
      Accounting for Pipeline Integrity Costs. In June 2005, the Federal Energy Regulatory Commission (FERC) issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $3 million to $8 million annually.

2. Debt and Credit Facilities
  Debt
      On June 1, 2005, holders of approximately $68 million of our $75 million, 7.00% debentures due 2025, exercised their option to redeem their debentures. The remaining $7 million of the debentures were not redeemed and have been classified as long-term debt as the holders’ option to redeem the debentures has expired.
      We have the ability to call $12 million currently, with an additional $300 million of our 8.875% notes due March 15, 2010 callable at our sole discretion on or after March 15, 2007. If we were to exercise our option to call these bonds, we would be obligated to pay principal, accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
  Credit Facilities
      We are an eligible borrower under El Paso’s $3 billion credit agreement. At September 30, 2005, El Paso had $1.2 billion outstanding under the term loan, none of which was borrowed by us and $1.6 billion of letters of credit issued under the credit agreement. We have no letter of credit obligations under this facility. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2004 Annual Report on Form 10-K.
3. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued its recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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

      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At September 30, 2005, we had less than $1 million accrued for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2005, we had accrued approximately $24 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2005 to September 30, 2005 (in millions):

Balance at January 1, 2005.	$27
Payments for remediation activities	(3)

Balance at September 30, 2005	$24

      For the remainder of 2005, we estimate that our total remediation expenditures will be approximately $2 million, which primarily will be expended under government directed clean-up plans. In addition, we expect to make capital expenditures for environmental matters of approximately $16 million in the aggregate for the years 2005 through 2009. These expenditures primarily relate to compliance with clean air regulations.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2005, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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

4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      Our investment in unconsolidated affiliate consists of our equity ownership interest in Great Lakes. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Operating results data:
Operating revenues	$32	$31	$98	$99
Operating expenses	15	15	43	41
Income from continuing operations and net income (1)	9	9	30	33

(1)	Our proportionate share of Great Lakes’ net income includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliate recognized in our income statements are presented before these taxes.
     For the nine months ended September 30, 2005 and 2004, we received approximately $55 million and $56 million in dividends from Great Lakes.

Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. At September 30, 2005 and December 31, 2004, we had advanced to El Paso $538 million and $467 million. The interest rate was 4.9% at September 30, 2005 and 2.0% at December 31, 2004. This receivable is due upon demand; however, at September 30, 2005 and December 31, 2004, we have classified this receivable as non-current because we do not anticipate settlement within the next twelve months.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We have income taxes payable of $84 million at September 30, 2005 and $36 million at December 31, 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other. At September 30, 2005 and December 31, 2004, we had payables to an affiliate of $184 million and $188 million, for obligations related to the relocation of our headquarters from Detroit, Michigan to Houston, Texas. At September 30, 2005 and December 31, 2004, $8 million of these lease payments were classified as other current liabilities. These lease payments are due semi-annually.
      During the third quarter of 2004, we sold a storage field and its related base gas to Mid Michigan Gas Storage Company, our affiliate, at its net book value of $42 million. We did not recognize a gain or loss on this sale. We also acquired assets in the third quarter of 2004 from our affiliates with a net book value of $13 million.

      Other Affiliated Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2005	2004

	(In millions)
Contractual deposits	$1	$3
      Affiliate Revenues and Expenses. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company (TGP) associated with our shared pipeline services. The following table shows revenues and charges from our affiliates for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions)
Revenues from affiliates	$1	$2	$3	$8
Operations and maintenance expenses from affiliates	30	30	87	85
Reimbursements of operating expenses charged to affiliates	1	1	3	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with, the information disclosed in our 2004 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses earnings before interest expense and income taxes (EBIT) to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measurements used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the periods ended September 30:

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions, except volume amounts)
Operating revenues	$112	$101	$415	$342
Operating expenses	(79)	(75)	(233)	(221)

Operating income	33	26	182	121

Earnings from unconsolidated affiliate	15	14	46	50
Other income, net	—	4	2	4

Other	15	18	48	54

EBIT	48	44	230	175
Interest and debt expense	(17)	(17)	(52)	(52)
Affiliated interest income, net	6	6	14	10
Income taxes	(14)	(12)	(71)	(49)

Net income	$23	$21	$121	$84

Throughput volumes (BBtu/d)(1)	4,814	4,656	5,265	5,220

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.

     The following items contributed to our overall EBIT increases of $4 million and $55 million for the quarter and nine months ended September 30, 2005 as compared to the same periods in 2004:

	Quarter Ended				Nine Months Ended
	September 30,				September 30,

				EBIT				EBIT
	Revenue	Expense	Other	Impact	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Contract restructuring/settlements	$—	$—	$—	$—	$43	$—	$1	$44
Gas not used in operations and other natural gas sales	8	—	—	8	25	(6)	—	19
Higher benefits and allocation of overhead and shared services costs	—	(1)	—	(1)	—	(10)	—	(10)
Earnings from our equity investment in Great Lakes L.P.	—	—	—	—	—	—	(4)	(4)
Other(1)	3	(3)	(3)	(3)	5	4	(3)	6

Total impact on EBIT	$11	$(4)	$(3)	$4	$73	$(12)	$(6)	$55

(1)	Consists of individually insignificant items.
     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Contract Restructuring/Settlements. In March 2005, we completed the restructuring of our transportation contracts with a shipper on our Southwest and Southeast Legs as well as a related gathering contract. As a result of this restructuring, we recognized $29 million of revenues in the first quarter of 2005. In the second quarter of 2005, we received a settlement of two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc. (USGen), which increased our EBIT by approximately $15 million. Our settlement with USGen will not have an ongoing impact on our future results of operations.
      Gas Not Used in Operations and Other Natural Gas Sales. The financial impact of operational gas, net of gas used in operations, is based on the amount of natural gas we are allowed to retain and dispose of, relative to the amounts of natural gas we use for operating purposes and the price of natural gas. Gas not needed for operations results in revenues to us, which are impacted by volumes and prices during a given period and by factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. We recognize gas not used in operations in our revenues when this gas is sold or otherwise realized. We anticipate that the retained amounts of gas not used in our operations will be significantly impacted by a FERC-directed fuel tracker that contains a true-up mechanism which went into effect on April 1, 2005.
      During 2005, the sales of higher volumes of natural gas made available by our storage realignment project and higher volumes of gas not used in operations resulted in favorable impacts to our operating results during the third quarter of 2005 and the nine months ended September 30, 2005. See our 2004 Annual Report on Form 10-K for a further discussion of our storage realignment project.
      Allocated Costs. We are allocated a portion of El Paso’s general and administrative costs. The allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from TGP associated with our shared pipeline services. During the quarter and nine months ended September 30, 2005, we were allocated higher costs than the same periods in 2004, primarily due to an increase in El Paso’s benefits accrued under its retirement plan and higher legal, insurance and professional fees. In addition, we were allocated a larger percentage of El Paso’s total corporate costs due to the relationship of our asset base and earnings to El Paso’s overall asset base and earnings.

      Expansions. In July 2004, the FERC granted certificate authorization for our proposed EastLeg project. The EastLeg project will add 142 MMcf/d of capacity along our mainline lateral systems in Wisconsin. The anticipated in-service date of the project is November 2005. The expansion is estimated to increase our revenues by $2 million in 2005 and $8 million annually thereafter.
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
      Accounting for Pipeline Integrity Costs. In June 2005, the FERC issued an accounting release that will impact certain costs we incur related to our pipeline integrity programs. This release will require us to expense certain pipeline integrity costs incurred after January 1, 2006 instead of capitalizing them as part of our property, plant and equipment. Although we continue to evaluate the impact that this accounting release will have on our consolidated financial statements, we currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $3 million to $8 million annually.
      Other. Hurricane Rita had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Rita resulted in a reduction in supply of approximately 1.3 Bcf/d on our system. Currently, we have approximately 0.3 Bcf/d of natural gas shut-in on our pipeline system. The timing of these volumes becoming available is dependent on the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of our pipelines, and potential processing constraints if third-party processing facilities are not available. Through September 2005, we did not experience a significant decrease in EBIT as a result of this hurricane and we do not anticipate that it will adversely affect our results in future periods.
Affiliated Interest Income, Net

Third Quarter 2005 Compared to Third Quarter 2004
      Affiliated interest income, net for the quarter ended September 30, 2005, was unchanged for the same period in 2004 as a result of a reduction to affiliated interest expense in 2004 related to lease payments to an affiliate, offset by higher average advances and higher average short-term interest rates in 2005. The average advances due from El Paso of $477 million for the third quarter of 2004 increased to $529 million in 2005. The average short-term interest rates for the third quarter increased from 2.5% in 2004 to 4.5% in 2005.

Nine Months Ended 2005 Compared to Nine Months Ended 2004
      Affiliated interest income, net for the nine months ended September 30, 2005, was $4 million higher than the same period in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates in 2005. The average advances due from El Paso of $421 million for the nine months of 2004 increased to $522 million in 2005. In addition, the average short-term interest rates increased from 2.5% in 2004 to 3.8% in 2005.
Income Taxes

			Nine Months
	Quarter Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In millions except for rates)
Income taxes	$14	$12	$71	$49
Effective tax rate	38%	36%	37%	37%
      Our effective tax rates were higher than the statutory rate of 35 percent in all periods, primarily due to the effect of state income taxes.

Liquidity
      Our liquidity needs have historically been provided by cash flows from operating activities and the use of El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2005, we had a cash advance receivable from El Paso of $538 million as a result of this program. This receivable is due upon demand; however, we do not anticipate settlement within the next twelve months. At September 30, 2005, this receivable was classified as a non-current note receivable from affiliate on our balance sheet. In addition to El Paso’s cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock is pledged as collateral. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital and debt service requirements for our existing operations.
Capital Expenditures
      Our capital expenditures for the nine months ended September 30, 2005 were approximately $65 million. We expect to spend $74 million for the remainder of 2005 for capital expenditures, consisting of $27 million to expand the capacity on our system and $47 million for maintenance capital. We expect to fund our maintenance and expansion capital expenditures through internally generated funds and/or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricane Rita in the third quarter of 2005, and currently estimate the cost of repairs to be approximately $40 million. We believe that substantially all of these costs will be covered by insurance. However, we are part of a mutual insurance company that is subject to certain aggregate loss limits by event. If these aggregate event loss limits are met based on the industry-wide damage caused by Hurricane Rita, we may not receive some of these insurance recoveries, which could adversely impact our liquidity or financial results. In addition, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which could have an impact on our liquidity from period to period.
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
Evaluation of Disclosure Controls and Procedures
      As of September 30, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and our Chief Financial Officer (CFO), as to the effectiveness, design and operation of our disclosure controls and procedures (pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). As discussed below, we have made various changes in our internal controls which we believe remediate the material weakness previously identified by the Company. We are relying on those changes in internal controls as an integral part of our disclosure controls and procedures. Based upon the results of the evaluation of our disclosure controls and procedures and based upon our reliance on these revised internal controls, management, including our President and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control Over Financial Reporting
      During the first six months of 2005, we implemented the following changes in our internal control over financial reporting:

•	Implemented automated and manual controls for our primary financial system to monitor unauthorized password changes;

•	Performed an in-depth analysis of our primary financial accounting system to examine existing functional access to identify any potentially incompatible duties and developed an enhanced segregation of duties matrix based on this analysis;

•	Modified our primary financial accounting system to eliminate or modify potentially conflicting functionality;

•	Implemented a process to evaluate all new user access requests against segregation of duties matrices to ensure no new conflicts are created for our applications described above;

•	Separated security administration rights from system update capabilities for our applications described above; and

•	Implemented monitoring procedures to monitor activities of security administration roles for our applications described above.
      During the third quarter of 2005, we also implemented various changes in our internal control over financial reporting, including:

•	Conducted training on company-wide accounting policies;

•	Improved our procedures for managing information systems changes; and

•	Enhanced the automated controls over the preparation and posting of journal entries.
      We believe that the changes in our internal controls described above have remediated the material weakness identified in connection with our assessment of internal controls as of December 31, 2004. Our testing and evaluation of the operating effectiveness and sustainability of many of the changes in internal controls have not been completed at this time. As a result, we may identify additional changes that are required to remediate or improve our internal control over financial reporting.

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
Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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
Date: November 4, 2005

/s/ STEPHEN C. BEASLEY

Stephen C. Beasley
Chairman of the Board and President
(Principal Executive Officer)
Date: November 4, 2005

/s/ GREG G. GRUBER

Greg G. Gruber
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

ANR PIPELINE COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. Exhibits designated by “**” are furnished with this Report pursuant to Item 601(b)(32) of Regulation S-K. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

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