Form 10-K
period 2005-12-31
ANR PIPELINE CO
filed 2006-03-07
CIK 65695

________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
      ☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐  No  ☑
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☐  No  ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
    State the aggregate market value of the voting stock held by non-affiliates of the registrant: None
    Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
    Common Stock, par value $1 per share. Shares outstanding on March 3, 2006: 1,000
    ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION I(1)(a) AND (b) TO FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.
Documents Incorporated by Reference: None

ANR PIPELINE COMPANY

*	We have not included a response to this item in this document since no response is required pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
      Below is a list of terms that are common to our industry and used throughout this document:

/d	= per day
BBtu	= billion British thermal units
Bcf	= billion cubic feet
LNG	= liquefied natural gas
MDth	= thousand dekatherms
MMcf	= million cubic feet
      When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.
      When we refer to “us”, “we”, “our”, “ours”, or “ANR”, we are describing ANR Pipeline Company and/or our subsidiaries.

i

PART I
ITEM 1. BUSINESS
Overview and Strategy
      We are a Delaware corporation incorporated in 1945, and an indirect wholly owned subsidiary of El Paso Corporation (El Paso). Our primary business consists of the interstate transportation, storage and gathering of natural gas. We conduct our business activities through our natural gas pipeline systems, which include our ANR pipeline system, our 50 percent interest in Great Lakes Gas Transmission Limited Partnership (Great Lakes L.P.) and our storage facilities as discussed below.
      Each of our pipeline systems and storage facilities operate under tariffs approved by the Federal Energy Regulatory Commission (FERC) that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. The fees or rates established under our tariffs are a function of our costs of providing services to our customers, including a reasonable return on our invested capital. Our revenues from transportation, storage and related services consist of two types of revenues:
      Reservation revenues. Reservation revenues are from customers (referred to as firm customers) that reserve capacity on our pipeline systems and storage facilities. These firm customers are obligated to pay a monthly reservation or demand charge, regardless of the amount of natural gas they transport or store, for the term of their contracts.
      Usage revenues. Usage revenues are from both firm customers and interruptible customers (those without reserved capacity) who pay usage charges and provide fuel in-kind based on the volume of gas actually transported, stored, injected or withdrawn.
      In 2005, approximately 83 percent of our revenues were attributable to reservation charges paid by firm customers. The remaining 17 percent of our revenues were variable. Because of our regulated nature and the high percentage of our revenues attributable to reservation charges, our revenues have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather.
      Our strategic business plan is as follows:

•	Optimize our contract portfolio;

•	Manage market segmentation and differentiation;

•	Focus on efficiency initiatives;

•	Build value on both ends of our pipeline system; and

•	Seek new business opportunities.
      Below is a further discussion of our pipeline systems and storage facilities.
      The ANR System. The ANR pipeline system consists of approximately 10,500 miles of pipeline with a design capacity of approximately 6,775 MMcf/d. During 2005, 2004 and 2003, average throughput was 4,100 BBtu/d, 4,067 BBtu/d and 4,232 BBtu/d. Our two interconnected, large-diameter, multiple pipeline systems transport natural gas from natural gas producing fields in Louisiana, Oklahoma, Texas and the Gulf of Mexico to markets in the midwestern regions of the U.S., including the metropolitan areas of Chicago, Detroit and Milwaukee. Our pipeline systems connect with multiple pipelines that provide our shippers with access to diverse sources of supply and various natural gas markets served by these pipelines, including pipelines owned by Alliance Pipeline L.P., Vector Pipeline L.P., Guardian Pipeline L.L.C., Viking Gas Transmission Company, Midwestern Gas Transmission, Natural Gas Pipeline Company of America, Northern Border Pipeline Company, Great Lakes L.P., and Northern Natural Gas Company.

      As of December 31, 2005, we have one pipeline expansion project on our existing system that has been approved by the FERC:

			Anticipated
Project	Capacity	Description	Completion Date

	(MMcf/d)
Wisconsin 2006 expansion	164	To construct and operate a 3.8 mile, 30-inch pipeline extension of the Madison Lateral Loop, a 3.1 mile, 16-inch pipeline loop(1) of the Little Chute Lateral in Outagamie County, a 20,620 horsepower compressor station, a 2,370 horsepower compressor unit at the Janesville compressor station and upgrades of five existing meter stations in various counties in Wisconsin.	November 2006

(1)	A loop is the installation of a pipeline parallel to an existing pipeline, with tie-ins at several points along the existing pipeline. Looping increases a transmission system’s capacity.
     The Great Lakes L.P. System. We have a 50 percent ownership interest in Great Lakes L.P., which owns and operates a 2,115 mile interstate natural gas pipeline system with a design capacity of 2,500 MMcf/d that transports natural gas to customers in the midwestern and northeastern U.S. and eastern Canada. During 2005, 2004 and 2003, average throughput was 2,376 BBtu/d, 2,200 BBtu/d and 2,366 BBtu/d. For more information regarding our investment in Great Lakes L.P., see Part II, Item 8, Financial Statement and Supplementary Data, Note 9 as well as Great Lakes L.P.’s audited financial statements and related notes beginning on page 39 of this Annual Report on Form 10-K.
      Storage Facilities. As of December 31, 2005, we have an ownership interest in, or have contracted for approximately 192 Bcf of underground natural gas storage capacity, which includes contracted rights for 75 Bcf of natural gas storage capacity, of which 45 Bcf is provided by Blue Lake Gas Storage Company (Blue Lake) and 30 Bcf is provided by ANR Storage Company (ANR Storage), both of whom are our affiliates. The maximum daily delivery capacity of our underground natural gas storage is approximately 3 Bcf/d.
      In August 2004, the FERC granted certificate authorization for our storage realignment project, which involves four natural gas storage fields in Michigan. We converted a total of 4.1 Bcf of base gas to working gas at three storage fields and sold the Capac Storage Field to Mid Michigan Gas Storage Company, an affiliate. We also plan to construct injection/withdrawal wells and install separation equipment at one field and appurtenant equipment to enhance late season deliverability at two other fields. The estimated cost of the project is approximately $10 million and we anticipate completing this realignment project by the third quarter of 2006.
Markets and Competition
      Our customers consist of natural gas distribution and industrial companies, electric generation companies, natural gas producers, other natural gas pipelines and natural gas marketing and trading companies. We provide transportation and storage services in both our natural gas supply and market areas. Our pipeline systems connect with multiple pipelines that provide our customers with access to diverse sources of supply and various natural gas markets.
      Imported LNG is one of the fastest growing supply sectors of the natural gas market. Terminals and other regasification facilities can serve as important sources of supply for pipelines, enhancing their delivery capabilities and operational flexibility and complementing traditional supply transported into market areas. However, these LNG delivery systems also may compete with us for transportation of gas into market areas we serve.
      Electric power generation is the fastest growing demand sector of the natural gas market. The growth of the electric power industry potentially benefits the natural gas industry by creating more demand for natural gas turbine generated electric power. This effect is offset, in varying degrees, by increased generation efficiency, the more effective use of surplus electric capacity and increased natural gas prices. In addition, in several regions of the country, new additions in electric generating capacity have exceeded load growth and electric transmission capabilities out of those regions. These developments may inhibit owners of new power generation facilities from signing firm contracts with us.
      We have historically operated under long-term contracts. In response to changing market conditions, we have shifted from a traditional dependence solely on long-term contracts to an approach that balances short-term and long-term commitments. The shift is due to changes in market conditions and competition driven by state utility deregulation, local distribution company mergers, new supply sources, volatility in natural gas prices, demand for short-term capacity and new power generation markets.
      Our existing transportation and storage contracts mature at various times and in varying amounts of throughput capacity. Our ability to extend our existing contracts or remarket expiring capacity is dependent on competitive alternatives, the regulatory environment at the local, state and federal levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs. Currently, we have discounted a substantial portion of these rates to remain competitive.
      The following table details the markets we serve and the competition on our ANR pipeline system as of December 31, 2005:

Customer Information	Contract Information	Competition

Approximately 297 firm and interruptible customers Major Customer: We Energies (829 BBtu/d)	Approximately 634 firm transportation contracts. Weighted average remaining contract term of approximately five years. Contract terms expire in 2006-2010.	Our principal markets are in the midwest where we compete with other interstate and intrastate pipeline companies and local distribution companies to provide natural gas transportation and storage services. We compete directly with other interstate pipelines, including Guardian Pipeline, for markets in Wisconsin. We Energies owns an interest in Guardian, which is currently serving a portion of We Energies’ firm transportation requirements. We also compete directly with other interstate pipelines in the midwest market to serve electric generation and local distribution companies.

We also compete directly with numerous pipelines and gathering systems for access to new supply sources. Our principal supply sources are the Rockies and mid-continent production accessed in Kansas and Oklahoma, western Canadian production delivered to Wisconsin and the Chicago area and Gulf of Mexico sources, including deep water production and LNG imports.
Regulatory Environment
      Our interstate natural gas transmission system and storage operations are regulated by the FERC under the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. We operate under tariffs approved by the FERC that establish rates, cost recovery mechanisms, terms and conditions of service to our customers. Generally, the FERC’s authority extends to:

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
      Our interstate pipeline systems are also subject to federal, state and local statutes and regulations regarding pipeline safety and environmental matters. Our systems have ongoing inspection programs designed to keep all of our facilities in compliance with environmental and pipeline safety requirements and we believe that our systems are in material compliance with the applicable requirements.
      We are subject to regulations over the safety requirements in the design, construction, operation and maintenance of our interstate natural gas transmission systems and storage facilities by the U.S. Department of Transportation. Our operations on U.S. government land are regulated by the U.S. Department of the Interior.
Environmental
      A description of our environmental activities is included in Part II, Item 8, Financial Statements and Supplementary Data, Note 5, and is incorporated herein by reference.
Employees
      As of February 27, 2006, we had approximately 390 full-time employees, none of whom are subject to a collective bargaining agreement.

ITEM	1A. RISK FACTORS
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Where any forward-looking statement includes a statement of the assumptions or bases underlying the forward-looking statement, we caution that, while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from the actual results, and the differences between assumed facts or bases and actual results can be material, depending upon the circumstances. Where, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis. We cannot assure you, however, that the statement of expectation or belief will result or be achieved or accomplished. The words “believe,” “expect,” “estimate,” “anticipate” and similar expressions will generally identify forward-looking statements. Our forward-looking statements, whether written or oral, are expressly qualified by these cautionary statements and any other cautionary statements that may accompany those statements. In addition, we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report.
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
      Our business is the transportation, storage and gathering of natural gas for third parties. As a result, the volume of natural gas involved in these activities depends on the actions of those third parties and is beyond our control. Further, the following factors, most of which are beyond our control, may unfavorably impact our ability to maintain or increase current throughput, to renegotiate existing contracts as they expire or to remarket unsubscribed capacity:

•	service area competition;

•	expiration or turn back of significant contracts;

•	changes in regulation and actions of regulatory bodies;

•	future weather conditions;

•	price competition;

•	drilling activity and availability of natural gas;

•	decreased availability of conventional gas supply sources and the availability and timing of other gas supply sources, such as LNG;

•	decreased natural gas demand due to various factors, including increases in prices and the increased availability or popularity of alternative energy sources such as coal and fuel oil;

•	increased costs of capital;

•	opposition to energy infrastructure development, especially in environmentally sensitive areas;

•	adverse general economic conditions; and

•	unfavorable movements in natural gas prices in supply and demand areas.
The revenues of our pipeline businesses are generated under contracts that must be renegotiated periodically.
      Our revenues are generated under transportation and storage contracts that expire periodically and must be renegotiated and extended or replaced. Although we actively pursue the renegotiation, extension or replacement of these contracts, we cannot assure that we will be able to extend or replace these contracts when they expire or that the terms of any renegotiated contracts will be as favorable as the existing contracts. Currently, a substantial portion of our revenues are under contracts that are discounted at rates below the maximum rates allowed under our tariffs. For a further discussion of these matters, see Item 1, Business — Markets and Competition.
      In particular, our ability to extend or replace transportation and storage contracts could be adversely affected by factors we cannot control, including:

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
      Revenues generated by our transportation and storage contracts depend on volumes and rates, both of which can be affected by the prices of natural gas. Increased natural gas prices could result in a reduction of the volumes transported by our customers, such as power companies who, depending on the price of fuel, may not dispatch gas-fired power plants. Increased prices could also result in industrial plant shutdowns or load losses to competitive fuels as well as local distribution companies’ loss of customer base. The success of our transmission and storage operations is subject to continued development of additional natural gas reserves and our ability to access additional supplies from interconnecting pipelines, primarily in the Gulf of Mexico, to offset the natural decline from existing wells connected to our systems. A decline in energy prices could cause a decrease in these development activities and could cause a decrease in the volume of natural gas available for transmission and storage through our system. If natural gas prices in the supply basins connected to our pipeline system are higher than prices in other natural gas producing regions, our ability to compete with other transporters may be negatively impacted. Furthermore, fluctuations in pricing between supply sources and market areas could negatively impact our transportation revenues. Fluctuations in energy prices are caused by a number of factors, including:

•	regional, domestic and international supply and demand;

•	availability and adequacy of transportation facilities;

•	energy legislation;

•	federal and state taxes, if any, on the transportation and storage of natural gas and NGL;

•	abundance of supplies of alternative energy sources; and

•	political unrest among oil producing countries.
The agencies that regulate us and our customers affect our profitability.
      Our pipeline business is regulated by the FERC, the U.S. Department of Transportation, the U.S. Department of Interior and various state and local regulatory agencies. Regulatory actions taken by these agencies have the potential to adversely affect our profitability. In particular, the FERC regulates the rates we are permitted to charge our customers for our services. In setting authorized rates of return in recent FERC decisions, the FERC has utilized a proxy group of companies that includes local distribution companies that are not faced with as much competition or risks as interstate pipelines. The inclusion of these companies may create downward pressure on tariff rates that are submitted for approval. If our tariff rates were reduced or redesigned in a future rate proceeding, if our volume of business under our currently permitted rates were decreased significantly or if we were required to further discount the rates for our services because of competition, our profitability and liquidity could be reduced.
      In addition, increased regulatory requirements relating to the integrity of our pipelines requires additional spending in order to maintain compliance with these requirements. Any additional requirements that are enacted could significantly increase the amount of these expenditures.
      Further, state agencies that regulate our local distribution company customers could impose requirements that could impact demand for our services.

Environmental compliance and remediation costs and the costs of environmental liabilities could exceed our estimates.
      Our operations are subject to various environmental laws and regulations regarding compliance and remediation obligations. Compliance obligations can result in significant costs to install and maintain pollution controls, fines and penalties resulting from any failure to comply and potential limitations on our operations. Remediation obligations can result in significant costs associated with the investigation and remediation or clean-up of contaminated properties (some of which have been designated as Superfund sites by the Environmental Protection Agency (EPA) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)), as well as damage claims arising out of the contamination of properties or impact on natural resources. It is not possible for us to estimate exactly the amount and timing of all future expenditures related to environmental matters because of:

•	The uncertainties in estimating pollution control and clean up costs, including sites where only preliminary site investigation or assessments have been completed;

•	The discovery of new sites or additional information at existing sites;

•	The uncertainty in quantifying liability under environmental laws that impose joint and several liability on all potentially responsible parties; and

•	The nature of environmental laws and regulations, including the interpretation and enforcement thereof.
      Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide and methane) are in various phases of discussion or implementation. These include the Kyoto Protocol, proposed federal legislation and state actions to develop statewide or regional programs, each of which have imposed or would impose reductions in GHG emissions. These actions could result in increased costs to (i) operate and maintain our facilities, (ii) install new emission controls on our facilities and (iii) administer and manage any GHG emissions program. These actions could also impact the consumption of natural gas, thereby affecting our operations.
      Although we believe we have established appropriate reserves for our environmental liabilities, we could be required to set aside additional amounts due to these uncertainties which could significantly impact our future consolidated results of operations, cash flows or financial position. For additional information concerning our environmental matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 5.
Our operations are subject to operational hazards and uninsured risks.
      Our operations are subject to the inherent risks normally associated with pipeline operations, including pipeline ruptures, explosions, pollution, release of toxic substances, fires, adverse weather conditions and other hazards, each of which could result in damage to or destruction of our facilities or damages or injuries to persons. In addition, our operations and assets face possible risks associated with acts of aggression. If any of these events were to occur, we could suffer substantial losses.
      While we maintain insurance against many of these risks, to the extent and in amounts we believe are reasonable, this insurance does not cover all risks. Many of our insurance coverages have material deductible and self-insurance levels, as well as limits on our maximum recovery. As a result, our financial condition and operations could be adversely affected if a significant event occurs that is not fully covered by insurance.
One customer contracts for a significant portion of our firm transportation capacity.
      For 2005, our contract with We Energies company, represented approximately 11% of our firm transportation capacity. For additional information, see Item 1, Business — Markets and Competition and Part II, Item 8, Financial Statements and Supplementary Data, Note 7. The loss of this customer or a decline in its creditworthiness could adversely affect our results of operations, financial position and cash flows.
The expansion of our business by constructing new facilities subjects us to construction and other risks that may adversely affect our financial results.
      We may expand the capacity of our existing pipeline or storage facilities by constructing additional facilities. Construction of these facilities is subject to various regulatory, development and operational risks, including:

•	our ability to obtain all necessary approvals and permits by regulatory agencies on a timely basis on terms that are acceptable to us;

•	potential changes of federal, state and local statutes and regulations, including environmental requirements that prevent a project from proceeding or increase the anticipated cost of the expansion project;

•	impediments on our ability to acquire rights-of-ways or land rights on a timely basis within our anticipated costs;

•	our ability to construct projects within anticipated costs, including the risk that we may incur cost overruns resulting from inflation or increased costs of equipment, materials or labor, or other factors beyond our control, that may be material;

•	anticipated future growth in natural gas supply does not materialize; and

•	lack of transportation, storage or throughput commitments that result in write-offs of development costs.
      Any of these risks could prevent a project from proceeding, delay its completion or increase its anticipated costs. As a result, new facilities may not achieve our expected investment return, which could adversely affect our financial position or results of operations.
Risks Related to Our Affiliation with El Paso
      El Paso files reports, proxy statements and other information with the SEC under the Securities Exchange Act of 1934, as amended. Each prospective investor should consider this information and the matters disclosed therein in addition to the matters described in this report. Such information is not incorporated by reference into this report.
Our relationship with El Paso and its financial condition subjects us to potential risks that are beyond our control.
      Due to our relationship with El Paso, adverse developments or announcements concerning El Paso could adversely affect our financial condition, even if we have not suffered any similar development. The ratings assigned to El Paso’s senior unsecured indebtedness are below investment grade, currently rated Caa1 by Moody’s Investor Service and B- by Standard & Poor’s. The ratings assigned to our senior unsecured indebtedness are currently rated B1 by Moody’s Investor Service and B by Standard & Poor’s. Downgrades of our credit ratings could increase our cost of capital and collateral requirements, and could impede our access to capital markets.

      El Paso provides cash management and other corporate services for us. Pursuant to El Paso’s cash management program, surplus cash is made available to El Paso in exchange for an affiliated receivable. In addition, we conduct commercial transactions with some of our affiliates. If El Paso is unable to meet its liquidity needs, there can be no assurance that we will be able to access cash under the cash management program, or that our affiliates would pay their obligations to us. However, we might still be required to satisfy affiliated company payables. Our inability to recover any affiliated receivables owed to us could adversely affect our ability to repay our outstanding indebtedness. For a further discussion of these matters, see Part II, Item 8, Financial Statements and Supplementary Data, Note 9.
Our system of internal controls is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes. A loss of public confidence in the quality of our internal controls or disclosures could have a negative impact on us.
      Our system of internal controls is designed to provide reasonable assurance that the objectives of the control system are met. However, any system of internal controls is subject to inherent limitations and the design of our controls may not provide absolute assurances that all of our objectives will be entirely met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected.
We may be subject to a change of control in certain circumstances.
      Our parent pledged its equity interests in us as collateral under El Paso’s $3 billion credit agreement. As a result, our ownership is subject to change if there is an event of default under the credit agreement, regardless if we have any borrowings outstanding, and El Paso’s lenders exercise rights over their collateral.
A default under El Paso’s $3 billion credit agreement by any party could accelerate our future borrowings, if any, under the credit agreement and our long-term debt, which could adversely affect our liquidity position.
      We are a party to El Paso’s $3 billion credit agreement. We are only liable, however, for our borrowings under the credit agreement, which were zero at December 31, 2005. Under the credit agreement, a default by El Paso, or any other borrower could result in the acceleration of all outstanding borrowings, including the borrowings of any non-defaulting party. The acceleration of our future borrowings, if any, or the inability to borrow under the credit agreement, could adversely affect our liquidity position and, in turn, our financial condition.
      Furthermore, the indentures governing our long-term debt contain cross-acceleration provisions, the most restrictive of which is $5 million. Therefore, if we borrow $5 million or more under El Paso’s $3 billion credit agreement and such borrowings are accelerated for any reason, including the default of another party, our long-term debt could also be accelerated. The acceleration of our debt could also adversely affect our liquidity position and, in turn, our financial condition.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
      None.
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
      We pay dividends on our common stock from time to time from legally available funds that have been approved for payment by our Board of Directors. In 2003, we distributed a $528 million dividend of affiliated receivables to our parent, American Natural Resources Company. No common stock dividends were declared or paid in 2005 or 2004.
ITEM 6. SELECTED FINANCIAL DATA
      Item 6, Selected Financial Data, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The information required by this Item is presented in a reduced disclosure format pursuant to General Instruction I to Form 10-K. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Part I, Item 1A, Risk Factors.
Overview
      Our business primarily consists of interstate natural gas transmission, storage, gathering and related services. Each of these businesses face varying degrees of competition from other pipelines, as well as from alternative energy sources used to generate electricity, such as coal and fuel oil.
      The FERC regulates the rates we can charge our customers. These rates are a function of the costs of providing services to our customers, including a reasonable return on our invested capital. As a result, our revenues and financial results have historically been relatively stable. However, our financial results can be subject to volatility due to factors such as changes in natural gas prices and market conditions, regulatory actions, competition, the creditworthiness of our customers and weather. In 2005, 83 percent of our revenues were attributable to reservation charges paid by firm customers. Reservation charges are paid regardless of volumes transported or stored. The remaining 17 percent were variable.
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
      In addition, our ability to extend existing customer contracts or remarket expiring contracted capacity is dependent on competitive alternatives, the regulatory environment at the federal, state and local levels and market supply and demand factors at the relevant dates these contracts are extended or expire. The duration of new or renegotiated contracts will be affected by current prices, competitive conditions and judgments concerning future market trends and volatility. Subject to regulatory requirements, we attempt to recontract or remarket our capacity at the rates allowed under our tariffs. Currently, we have discounted a substantial portion of these rates to remain competitive. Our existing contracts mature at various times and in varying amounts of throughput capacity. We continue to manage our recontracting process to mitigate the risk of significant impacts on our revenues. The weighted average remaining contract term for active contracts is approximately five years as of December 31, 2005.
      Below is the contract expiration portfolio for our firm transportation contracts as of December 31, 2005, including those whose terms begin in 2006 or later.

		Percent of Total
	BBtu/d	Contracted Capacity

2006	1,259	16
2007	1,275	17
2008	1,083	14
2009 and beyond	4,008	53

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

	2005	2004

	(In millions, except
	volume amounts)
Operating revenues	$548	$470
Operating expenses	(331)	(296)

Operating income	217	174
Earnings from unconsolidated affiliate	59	65
Other income, net	2	4

EBIT	278	243
Interest and debt expense	(67)	(69)
Affiliated interest income, net	21	12
Income taxes	(84)	(69)

Income before cumulative effect of accounting change	148	117
Cumulative effect of accounting change, net of income taxes	(1)	—

Net income	$147	$117

Throughput volumes (BBtu/d)(1)	5,288	5,167

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes L.P.
     The following items contributed to our overall EBIT increase of $35 million for the year ended December 31, 2005 as compared to 2004:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable (Unfavorable)
	(In millions)
Contract restructuring/settlements	$43	$—	$1	$44
Gas not used in operations and other natural gas sales	20	(10)	—	10
Cashout regulatory asset adjustment	—	(11)	—	(11)
Higher general and administrative expenses	—	(15)	—	(15)
Expansions	7	—	—	7
Earnings from our equity investment in Great Lakes L.P.	—	—	(6)	(6)
Other(1)	8	1	(3)	6

Total impact on EBIT	$78	$(35)	$(8)	$35

(1)	Consists of individually insignificant items.

     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Contract Restructuring/Settlements. In March 2005, we completed the restructuring of our transportation contracts with a shipper on our southwest and southeast legs as well as a related gathering contract, which increased revenues and EBIT by $29 million in 2005. We also received a settlement of two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc., which increased our EBIT in 2005 by approximately $15 million. These settlement activities will have no ongoing impact on our future results of operations.
      Gas Not Used in Operations and Other Natural Gas Sales. Prior to April 1, 2005, the date our FERC-directed fuel tracker went into effect, we retained a fixed percentage of natural gas transported. This retained gas was used as fuel and to replace lost and unaccounted for gas. In addition, we were allowed to dispose of retained gas not used in operations. Gas not used in operations can result in revenues to us, which are impacted by volumes and prices during a given period and by factors such as adjustments in fuel rates, system throughput, facility enhancements and the ability to operate the systems in the most efficient and safe manner. We recognize gas not used in operations in our revenues when this gas is sold or otherwise realized. The retained amounts of gas not used in operations was significantly impacted by our FERC-directed fuel tracker primarily due to a true-up mechanism. Under this new fuel tracker, the percentage of gas retained is adjusted upward or downward based on actual historical operations. As a result, we do not expect the financial impact of retained gas not used in operations to be significant in the future.
      During 2005, the sales of higher volumes of natural gas made available by our storage realignment project and higher volumes of gas not used in operations prior to April 1, 2005, offset by the impact of higher gas prices on encroachments of our system gas supply resulted in a favorable impact to our operating results versus 2004.
      Cashout Regulatory Asset Adjustment. Under the provisions of our FERC tariff, we record, solely for FERC reporting purposes, a regulatory asset for the difference between the sales proceeds from cashout sales of gas and the estimated cost to replace the system gas that sources those sales. However, since we do not follow the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, this asset is not recognized for financial reporting purposes and changes in the value of this item are reflected as a change in our EBIT. During 2005, increases in gas prices caused an increase in our estimate to replace system gas resulting in higher expense.
      Higher General and Administrative Expenses. During the year ended December 31, 2005, our general and administrative expenses were higher than in 2004, primarily due to an increase in benefits accrued under retirement plans, higher legal, insurance and professional fees and higher corporate overhead allocations from El Paso. El Paso’s allocation to us increased in 2005 based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. We are also allocated costs from Tennessee Gas Pipeline Company (TGP), an affiliate, associated with our shared pipeline services.
      Expansions. In December 2005, the FERC granted certificate authorization for our proposed Wisconsin 2006 project. The project will add approximately 164 MMcf/d along our mainline lateral systems and has a projected in service date of November 2006. This expansion project is estimated to cost approximately $48 million and is estimated to increase our revenues by approximately $1 million in 2006, $8 million in 2007 and $11 million annually thereafter.
      In July 2004, the FERC granted certificate authorization for our proposed EastLeg project. This project went into service in November 2005 and added 142 MMcf/d of capacity along our mainline lateral systems in Wisconsin. This expansion increased our revenues by $2 million in 2005 and is estimated to increase our revenues by $8 million annually thereafter.
      In June 2004, the FERC granted certificate authorization for our proposed NorthLeg project. This project went into service in December 2005 and added 110 MMcf/d of capacity and 6,000 horsepower of electric powered compression at our Weyauwega Compressor station in Waupaca County, Wisconsin. This expansion was designed to improve our operational capabilities and we do not expect a material increase in our revenues as a result of this expansion.
      We placed in service various other Wisconsin projects during 2004 and 2005 which increased our revenues in 2005 by approximately $5 million.
      Hurricane Rita. In 2005, we incurred significant damage to sections of our Gulf Coast and offshore pipeline facilities due to Hurricane Rita. Hurricane Rita had substantial impacts on offshore producers in the Gulf of Mexico Region resulting in the shut-in of a significant portion of offshore production in the affected areas. Hurricane Rita initially resulted in a reduction in supply of approximately 1.3 Bcf/d on our system. Currently, we had approximately 0.2 Bcf/d of natural gas shut-in on our pipeline system. The timing of these volumes becoming available is dependent on the completion of pipeline and compressor station repairs, the ongoing evaluation of producers’ platforms upstream of our pipelines, and potential processing constraints if third-party processing facilities are not available. Through December 2005, we did not experience a significant decrease in EBIT as a result of this hurricane and, despite an announcement by the mutual insurance company that aggregate loss limits by all claimants will be exceeded, we do not anticipate that it will materially affect our results in future periods.
      Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release to expense certain costs incurred in connection with our pipeline integrity program, instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $7 million annually.
Interest and Debt Expense
      Interest and debt expense for the year ended December 31, 2005, was $2 million lower than in 2004 primarily due to the redemption of $68 million of our 7.00% debentures in June 2005.
Affiliated Interest Income, Net
      Affiliated interest income, net for the year ended December 31, 2005, was $9 million higher than in 2004 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $432 million in 2004 increased to $527 million in 2005. In addition, the average short-term interest rates increased to 4.2% in 2005 from 2.4% in 2004.
Income Taxes

	Year Ended
	December 31,

	2005	2004

	(In millions,
	except for rates)
Income taxes	$84	$69
Effective tax rate	36%	37%
      Our effective tax rates were different than the statutory rate of 35 percent in both periods primarily due to state income taxes. For a reconciliation of the statutory rate to the effective rates, see Item 8, Financial Statements and Supplementary Data, Note 2.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At December 31, 2005, we had notes receivable from El Paso and other affiliates of $527 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. See Item 8, Financial Statements and Supplementary Data, Note 9 for a further discussion of El Paso’s cash management program.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and several of our affiliates are pledged as collateral. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
Capital Expenditures
      Our capital expenditures for the years ended December 31 are as follows:

	2005		2004

	(In millions)
Maintenance	$79		$86
Expansion	44		57
Hurricanes	2	(1)	—

Total	$125		$143

(1)	Amount shown is net of insurance proceeds.
     Under our current plan, we expect to spend between approximately $73 million and $81 million in each of the next three years for capital expenditures primarily to maintain the integrity of our pipeline, to comply with clean air regulations and to ensure the safe and reliable delivery of natural gas to our customers. In addition, we have budgeted to spend between $51 million and $113 million in each of the next three years to expand the capacity and services of our pipeline system. We also expect to make capital expenditures for additional environmental matters of approximately $14 million in the aggregate for the years 2006 through 2010, which are not included in the amounts above. We expect to fund our capital expenditures through a combination of internally generated funds or by recovering some of the amounts advanced to El Paso under its cash management program, if necessary.
      We continue to assess the damage caused by Hurricane Rita. As of December 31, 2005, we incurred costs of $6 million and we estimate additional cost of repairs to be approximately $49 million ($3 million of operations and maintenance costs and $46 million of capital costs). We believe that a majority of these costs will be covered by insurance. As mentioned above, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. In February 2006, the insurance company indicated these loss limits had been exceeded such that it estimates that only approximately 80 percent of the damage claims submitted by all claimants will be covered. Based on the amounts of our losses, we do not believe the limitation of coverage will materially impact our liquidity or financial results. However, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which, when coupled with a less than full reimbursement, will result in some impact on our liquidity from period to period.
Commitments and Contingencies
      For a discussion of our commitments and contingencies, see Item 8, Financial Statements and Supplementary Data, Note 5, which is incorporated herein by reference.

New Accounting Pronouncements Issued But Not Yet Adopted
      See Item 8, Financial Statements and Supplementary Data, Note 1, under New Accounting Pronouncements Issued But Not Yet Adopted, which is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our primary market risk is exposure to changing interest rates. The table below shows the carrying value and related weighted average effective interest rates of our interest bearing securities by expected maturity dates and the fair value of those securities. At December 31, 2005, the fair values of our fixed rate long-term debt securities have been estimated based on quoted market prices for the same or similar issues.

	December 31, 2005				December 31, 2004

	Expected Fiscal Year of Maturity of
	Carrying Amounts

				Fair	Carrying	Fair
	2010	Thereafter	Total	Value	Amount	Value

	(In millions, except for rates)
Liabilities:
Long-term debt — fixed rate	$310	$430	$740	$844	$808	$942
Average interest rate	9.3%	9.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(In millions)

	Year Ended December 31,

	2005	2004	2003

Operating revenues	$548	$470	$554

Operating expenses
Operation and maintenance	267	236	283
Depreciation, depletion and amortization	40	37	37
Taxes, other than income taxes	24	23	26

	331	296	346

Operating income	217	174	208
Earnings from unconsolidated affiliate	59	65	57
Other income, net	2	4	1
Interest and debt expense	(67)	(69)	(66)
Affiliated interest income, net	21	12	4

Income before income taxes	232	186	204
Income taxes	84	69	74

Income before cumulative effect of accounting change	148	117	130
Cumulative effect of accounting change, net of income taxes	(1)	—	—

Net income	$147	$117	$130

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31,

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable
Customer, net of allowance of $2 in 2005 and $3 in 2004	85	63
Affiliates	8	3
Other	8	2
Materials and supplies	21	21
Deferred income taxes	12	16
Other	6	8

Total current assets	140	113

Property, plant and equipment, at cost	3,777	3,715
Less accumulated depreciation, depletion and amortization	2,146	2,149

Total property, plant and equipment, net	1,631	1,566

Other assets
Notes receivable from affiliates	527	467
Investment in unconsolidated affiliate	300	316
Other	19	10

	846	793

Total assets	$2,617	$2,472

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$56	$38
Affiliates	37	25
Other	21	22
Current maturities of long-term debt	—	75
Taxes payable	72	52
Accrued interest	16	17
Contractual deposits	11	18
Other	21	25

Total current liabilities	234	272

Long-term debt, less current maturities	740	733

Other liabilities
Deferred income taxes	370	353
Affiliate payable	172	180
Other	54	34

	596	567

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	450	303

Total stockholder’s equity	1,047	900

Total liabilities and stockholder’s equity	$2,617	$2,472

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities
Net income	$147	$117	$130
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	40	37	37
Cumulative effect of accounting change	1	—	—
Deferred income taxes	22	33	38
Earnings from unconsolidated affiliates, adjusted for cash distributions	16	9	(14)
Other non-cash income items	1	2	2
Asset and liability changes
Accounts receivable	(33)	7	(18)
Accounts payable	25	22	(12)
Taxes payable	24	(5)	2
Other asset and liability changes
Assets	22	2	(2)
Liabilities	(12)	(22)	3

Net cash provided by operating activities	253	202	166

Cash flows from investing activities
Additions to property, plant and equipment	(125)	(143)	(101)
Net proceeds from the sale of assets and investments	—	42	7
Net change in affiliate advances	(60)	(100)	(335)
Other	—	(26)	—

Net cash used in investing activities	(185)	(227)	(429)

Cash flows from financing activities
Net proceeds from the issuance of long-term debt	—	—	288
Payments to retire long-term debt	(68)	—	—

Net cash provided by (used in) financing activities	(68)	—	288

Net change in cash and cash equivalents	—	(25)	25
Cash and cash equivalents
Beginning of period	—	25	—

End of period	$—	$—	$25

See accompanying notes.

ANR PIPELINE COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In millions, except share amounts)

	Common stock		Additional		Total
			paid-in	Retained	stockholder’s
	Shares	Amount	capital	earnings	equity

January 1, 2003	1,000	$—	$599	$584	$1,183
Net income				130	130
Allocated tax expense of El Paso equity plans			(2)		(2)
Non-cash dividend				(528)	(528)

December 31, 2003	1,000	—	597	186	783
Net income				117	117

December 31, 2004	1,000	—	597	303	900
Net income				147	147

December 31, 2005	1,000	$—	$597	$450	$1,047

See accompanying notes.

ANR PIPELINE COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
     Basis of Presentation and Principles of Consolidation
      Our consolidated financial statements include the accounts of all majority owned and controlled subsidiaries after the elimination of all significant intercompany accounts and transactions. We consolidate entities when we either (i) have the ability to control the operating and financial decisions and policies of that entity or (ii) are allocated a majority of the entity’s losses and/or returns through our variable interests in that entity. The determination of our ability to control or exert significant influence over an entity and whether we are allocated a majority of the entity’s losses and/or returns involves the use of judgment. We apply the equity method of accounting where we can exert significant influence over, but do not control, the policies and decisions of an entity and where we are not allocated a majority of the entity’s losses and/or returns. We use the cost method of accounting where we are unable to exert significant influence over the entity. Our financial statements for prior periods include reclassifications that were made to conform to the current year presentation. Those reclassifications had no impact on reported net income or stockholder’s equity.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of estimates and assumptions that affect the amounts we report as assets, liabilities, revenues and expenses and our disclosures in these financial statements. Actual results can, and often do, differ from those estimates.

Regulated Operations
      Our natural gas transmission systems and storage operations are subject to the jurisdiction of the FERC in accordance with the Natural Gas Act of 1938, Natural Gas Policy Act of 1978 and the Energy Policy Act of 2005. However in 1996, we discontinued the application of SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. We perform an annual review to assess the applicability of SFAS No. 71 to our financial statements. Based on our evaluation completed in the fourth quarter of 2005, we do not meet the criteria required for the application of SFAS No. 71, primarily due to the level of competition and discounting in our market areas, uncertainties related to expired contracts and the construction of competing facilities.

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

     Natural Gas Imbalances
      Natural gas imbalances occur when the actual amount of natural gas delivered from or received by a pipeline system or storage facility differs from the amount of natural gas scheduled to be delivered or received. We value these imbalances due to or from shippers and operators at current index prices. Imbalances are settled in cash or made up in-kind, subject to the terms of our tariff.
      Imbalances due from others are reported in our balance sheet as either accounts receivable from customers or accounts receivable from affiliates. Imbalances owed to others are reported on the balance sheet as either trade accounts payable or accounts payable to affiliates. In addition, we classify all imbalances as current as we expect to settle them within a year.
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
      We use the composite (group) method to depreciate property, plant and equipment. Under this method, assets with similar lives and characteristics are grouped and depreciated as one asset. We apply the depreciation rate to the total cost of the group until its net book value equals its salvage value. Currently, our depreciation rates vary from one percent to 33 percent per year. Using these rates, the remaining depreciable life of our pipeline and storage assets is approximately 66 years and the remaining depreciable lives of other assets range from one to 63 years.
      When we retire property, plant and equipment, we charge accumulated depreciation and amortization for the original cost plus, the cost to remove, sell or dispose, less salvage value. We do not recognize a gain or loss unless we sell an entire operating unit. We include gains or losses on dispositions of operating units in operating income.
      At December 31, 2005 and 2004, we had approximately $74 million and $72 million of construction work in progress included in our property, plant and equipment.
      We capitalize a carrying cost (an allowance for funds used during construction) on funds invested in our construction of long-lived assets. This carrying cost consists of a return on the investment financed by debt. The capitalized interest is calculated based on our average cost of debt. Debt amounts capitalized during the years ended December 31, 2005, 2004 and 2003, were $4 million, $4 million and $3 million. These amounts are included as a reduction to interest expense in our income statement. Capitalized carrying costs for debt are reflected as an increase in the cost of the asset on our balance sheet.
     Asset and Investment Impairments
      We evaluate our assets and investments for impairment when events or circumstances indicate that their carrying values may not be recovered. These events include market declines that are believed to be other than temporary, changes in the manner in which we intend to use a long-lived asset, decisions to sell an asset or investment and adverse changes in the legal or business environment such as adverse actions by regulators. When an event occurs, we evaluate the recoverability of our carrying values based on either (i) our long-lived assets’ ability to generate future cash flows on an undiscounted basis or (ii) the fair value of our investments in unconsolidated affiliates. If an impairment is indicated or if we decide to sell a long-lived asset or group of assets, we adjust the carrying value of these assets downward, if necessary, to their estimated fair value, less costs to sell. Our fair value estimates are generally based on market data obtained through the sales process or an analysis of expected discounted cash flows. The magnitude of any impairments are impacted by a number of factors, including the nature of the assets being sold and our established time frame for completing the sales, among other factors.

  Revenue Recognition
      Our revenues are generated from transportation and storage services and sales of natural gas. For our transportation and storage services, we recognize reservation revenues on firm contracted capacity ratably over the contract period regardless of the amount of natural gas that is transported or stored. For interruptible or volumetric-based transportation services, as well as revenues on operational sales of natural gas and related products, we record revenues when physical deliveries of natural gas and other commodities are made at the agreed upon delivery point or when gas is injected or withdrawn from the storage facility. Gas not used in operations is based on the volumes of natural gas we are allowed to dispose of relative to the amounts we use for operating purposes. We recognize revenue on gas not used in operations when the volumes are sold or otherwise realized. Revenues for all services are generally based on the thermal quantity of gas delivered or subscribed at a price specified in the contract. We are subject to FERC regulations and, as a result, revenues we collect may be subject to refund in a rate proceeding. We establish reserves for these potential refunds.
  Environmental Costs and Other Contingencies
      We record liabilities at their undiscounted amounts in our balance sheet in other current and long-term liabilities when our environmental assessments indicate that remediation efforts are probable and the costs can be reasonably estimated. Estimates of our liabilities are based on currently available facts, existing technology and presently enacted laws and regulations taking into consideration the likely effects of other societal and economic factors, and include estimates of associated legal costs. These amounts also consider prior experience in remediating contaminated sites, other companies’ clean-up experience and data released by the EPA or other organizations. Our estimates are subject to revision in future periods based on actual costs or new circumstances. We capitalize costs that benefit future periods and we recognize a current period expense when clean-up efforts do not benefit future periods.
      We evaluate separately from our liability any amounts paid directly or reimbursed by government sponsored programs and potential recoveries or reimbursements of remediation costs from third parties including insurance coverage. When recovery is assured after an evaluation of their creditworthiness or solvency, we record and report an asset separately from the associated liability on our balance sheet.
      We recognize liabilities for other contingencies when we have an exposure that, when fully analyzed, indicates it is both probable that an asset has been impaired or that a liability has been incurred and the amount of impairment or loss can be reasonably estimated. Funds spent to remedy these contingencies are charged against the associated reserve, if one exists, or expensed. When a range of probable loss can be estimated, we accrue the most likely amount or at least the minimum of the range of probable loss.

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
      Pursuant to El Paso’s policy, we record current income taxes based on our taxable income and we provide for deferred income taxes to reflect estimated future tax payments and receipts. Deferred taxes represent the tax impacts of differences between the financial statement and tax bases of assets and liabilities and carryovers at each year end. We account for tax credits under the flow-through method, which reduces the provision for income taxes in the year the tax credits first become available. We reduce deferred tax assets by a valuation allowance when, based on our estimates, it is more likely than not that a portion of those assets will not be realized in a future period. The estimates utilized in the recognition of deferred tax assets are subject to revision, either up or down, in future periods based on new facts or circumstances.

     Accounting for Asset Retirement Obligations
      On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that we record a liability for retirement and removal costs of long-lived assets used in our business when the timing and/or amount of the settlement of those costs are relatively certain. On December 31, 2005, we adopted the provisions of FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, which requires that we record a liability for those retirement and removal costs in which the timing and/or amount of the settlement of the costs are uncertain.
      We have legal obligations associated with our natural gas pipeline and related transmission facilities and storage wells. We have obligations to plug storage wells when we no longer plan to use them and when we abandon them. Our legal obligations associated with our natural gas transmission facilities relate primarily to purging and sealing the pipeline if it is abandoned. We also have obligations to remove hazardous materials associated with our natural gas transmission facilities if they are replaced. We accrue a liability on those legal obligations when we can estimate the timing and amount of their settlement. These obligations include those where we have plans to or otherwise will be legally required to replace, remove or retire the associated assets. Our natural gas pipeline can be maintained indefinitely and, as a result, we have not accrued a liability associated with purging and sealing it.
      We recorded a charge as a cumulative effect of accounting change, net of income taxes, of approximately $1 million in the fourth quarter of 2005 related to our adoption of FIN No. 47. Our net asset retirement liability as of December 31, 2005 and 2004, is not material to our financial statements.
     New Accounting Pronouncement Issued But Not Yet Adopted
      As of December 31, 2005, there were several accounting standards and interpretations that have not yet been adopted by us. Below is a discussion of a significant standard that may impact us.
      Accounting for Pipeline Integrity Costs. Beginning January 1, 2006, we will be required under a FERC accounting release to expense certain costs incurred in connection with our pipeline integrity program, instead of our current practice of capitalizing them as part of our property, plant and equipment. We currently estimate that we will be required to expense an additional amount of pipeline integrity costs under the release in the range of approximately $4 million to $7 million annually.
2. Income Taxes
      Components of Income Taxes. The following table reflects the components of income taxes included in income before cumulative effect of accounting change for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Current
Federal	$59	$33	$33
State	3	3	3

	62	36	36

Deferred
Federal	20	30	35
State	2	3	3

	22	33	38

Total income taxes	$84	$69	$74

      Effective Tax Rate Reconciliation. Our income taxes differ from the amount computed by applying the statutory federal income tax rate of 35 percent for the following reasons for each of the three years ended December 31:

	2005	2004	2003

	(In millions, except
	for rates)
Income taxes at the statutory federal rate of 35%	$81	$65	$71
Increase (decrease)
State income taxes, net of federal income tax effect	3	3	4
Other	—	1	(1)

Income taxes	$84	$69	$74

Effective tax rate	36%	37%	36%

      Deferred Tax Assets and Liabilities. The following are the components of our net deferred tax liability at December 31:

	2005	2004

	(In millions)
Deferred tax liabilities
Property, plant and equipment	$342	$315
Investments in unconsolidated affiliates	103	101
Other assets	23	24

Total deferred tax liability	468	440

Deferred tax assets
Lease liability	69	72
Other liabilities	41	31

Total deferred tax asset	110	103

Net deferred tax liability	$358	$337

      Other Tax Matters. Under El Paso’s tax accrual policy, we are allocated the tax effects associated with our employees’ nonqualified dispositions of El Paso stock under its employee stock purchase plan, the exercise of stock options and the vesting of restricted stock as well as restricted stock dividends. This allocation was not significant in 2005 and 2004. This allocation increased taxes payable by $2 million in 2003. These tax effects are included in additional paid-in capital in our balance sheets.
3. Financial Instruments
      The carrying amounts and estimated fair values of our financial instruments are as follows at December 31:

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
Balance sheet financial instruments:
Long-term debt, including current maturities(1)	$740	$844	$808	$942

(1)	We estimated the fair value of debt with fixed interest rates based on quoted market prices for the same or similar issues.
     At December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, short-term borrowings, and trade receivables and payables are representative of fair value because of the short-term maturity of these instruments.

4. Debt and Other Credit Facilities
     Debt
      Our long-term debt outstanding consisted of the following at December 31:

	2005	2004

	(In millions)
8.875% Notes due 2010	$300	$300
13.75% Notes due 2010	12	12
9.625% Debentures due 2021	300	300
7.375% Debentures due 2024	125	125
7.00% Debentures due 2025(1)	7	75

	744	812
Less:
Current maturities	—	75
Unamortized discount	4	4

Total long-term debt, less current maturities	$740	$733

(1)	On June 1, 2005, holders of approximately $68 million of these securities exercised their option for us to redeem their debentures. The remaining $7 million of the debentures were not redeemed and have been classified as long-term debt as the holders’ option for us to redeem the debentures has expired.
     Currently, we have the ability to call $12 million of our 13.75% notes due 2010, with an additional $300 million of our 8.875% notes due March 15, 2010 callable at our sole discretion on or after March 15, 2007. If we were to exercise our option to call these notes, we would be obligated to pay principal, accrued interest and a make-whole premium to redeem the debt. At this time, we have no intent to call this debt.
      In March 2003, we issued $300 million of notes with an annual interest rate of 8.875%. The notes mature in 2010. Net proceeds were $288 million.
     Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Additionally, our common stock and several of our affiliates are pledged as collateral under the agreement. At December 31, 2005, El Paso had $1.2 billion outstanding as a term loan and $1.7 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this facility.
      Under the $3 billion credit agreement and our indentures, we are subject to a number of restrictions and covenants. The most restrictive of these include (i) limitations on the incurrence of additional debt, based on a ratio of debt to EBITDA (as defined in our agreements), the most restrictive of which shall not exceed 5 to 1; (ii) limitations on the use of proceeds from borrowings; (iii) limitations, in some cases, on transactions with our affiliates; (iv) limitations on the incurrence of liens; (v) potential limitations on our ability to declare and pay dividends; (vi) potential limitations on our ability to participate in El Paso’s cash management program discussed in Note 9; and (vii) limitations on our ability to prepay debt. For the year ended December 31, 2005, we were in compliance with all of our debt-related covenants.
      Our long-term debt contains cross-acceleration provisions, the most restrictive of which is a $5 million cross-acceleration clause. If triggered, repayment of our long-term debt could be accelerated.
5. Commitments and Contingencies

Legal Proceedings
      Grynberg. In 1997, we and a number of our affiliates were named defendants in actions brought by Jack Grynberg on behalf of the U.S. Government under the False Claims Act. Generally, these complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands, which deprived the U.S. Government of royalties due to the alleged mismeasurement. The plaintiff seeks royalties, along with interest, expenses, and punitive damages. The plaintiff also seeks injunctive relief with regard to future gas measurement practices. No monetary relief has been specified in this case. These matters have been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming, filed June 1997). Motions to dismiss were argued before a representative appointed by the court. In May 2005, the representative issued a recommendation, which if adopted by the district court judge, will result in the dismissal on jurisdictional grounds of the suit against us. If the district court judge adopts the representative’s recommendation, an appeal by the plaintiff of the district court’s order is likely. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
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
      In addition to the above matters, we and our affiliates are also a named defendant in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our current reserves are adequate. At December 31, 2005, we had accrued less than $1 million for our outstanding legal matters.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At December 31, 2005, we had accrued approximately $27 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

      Below is a reconciliation of our accrued liability from January 1, 2005 to December 31, 2005 (in millions):

Balance at January 1, 2005	$27
Additions/adjustments for remediation activities	4
Payments for remediation activities	(4)

Balance at December 31, 2005	$27

      For 2006, we estimate that our total remediation expenditures will be approximately $7 million, which will be expended under government directed clean-up plans.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of December 31, 2005, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Since the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and because in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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

Capital Commitments and Purchase Obligations
      At December 31, 2005, we had capital and investment commitments of $10 million. Our other planned capital and investment projects are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures. In addition, we have entered into unconditional purchase obligations for products and services primarily with our affiliates totaling $178 million at December 31, 2005. Our annual obligations under these agreements are $34 million in 2006, $23 million for each of the years 2007 through 2010 and $52 million in total thereafter.

     Operating Leases
      We lease property, facilities and equipment under various operating leases. Minimum future annual rental commitments on our operating leases as of December 31, 2005, were as follows:

Year Ending
December 31,	Operating Leases

(In millions)
2006	$2
2007	3
2008	2
2009	1
2010	1
Thereafter	14

Total	$23

      Rental expense on our operating leases for each of the years ended December 31, 2005, 2004 and 2003 was $3 million, $9 million and $10 million. These amounts include our share of rent allocated to us from El Paso.
  Other Commercial Commitments
      We hold cancelable easements or rights-of-way arrangements from landowners permitting the use of land for the construction and operation of our pipeline system. Currently, our obligation under these easements is not material to the results of our operations.
6. Retirement Benefits
  Pension and Retirement Benefits
      El Paso maintains a pension plan to provide benefits as determined under a cash balance formula covering substantially all of its U.S. employees, including our employees. El Paso also maintains a defined contribution plan covering its U.S. employees, including our employees. El Paso matches 75 percent of participant basic contributions up to 6 percent of eligible compensation and can make additional discretionary matching contributions. El Paso is responsible for benefits accrued under its plans and allocates the related costs to its affiliates.
  Postretirement Benefits
      We provide medical and life insurance benefits for a closed group of retirees who were at least age 50 with 10 years of service on December 31, 2000, and retired on or before June 30, 2001. Medical benefits for this closed group may be subject to deductibles, co-payment provisions, and other limitations and dollar caps on the amount of employer costs. El Paso reserves the right to change these benefits. Employees who retire after June 30, 2001, will continue to receive limited postretirement life insurance benefits. Our postretirement benefit plan costs are prefunded to the extent these costs are recoverable through rates. Under the terms of the settlement of our last rate case, once this post retirement benefit plan has ended, we will be required to make refunds to our customers of those costs collected in rates that have not been used to pay benefits to our employees. Our net prepaid benefit cost at December 31, 2005 was $5 million. We expect to contribute $9 million to our postretirement benefit plan in 2006.
      In 2004, we adopted FASB Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This pronouncement required us to record the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on our postretirement benefit plans that provide drug benefits covered by that legislation. The adoption of FSP No. 106-2 decreased our accumulated postretirement benefit obligation by $5 million, which is deferred as an actuarial gain in our postretirement benefit liabilities. We also reduced our postretirement benefit expense by $1 million in 2005.
      The following table presents the change in projected benefit obligation, change in plan assets and reconciliation of funded status for our postretirement benefit plan. Our benefits are presented and computed as of and for the twelve months ended September 30 (the plan reporting date):

	2005	2004

	(In millions)
Change in benefit obligation:
Projected benefit obligation at beginning of period	$53	$57
Interest cost	3	3
Participant contributions	2	2
Actuarial gain	(3)	(3)
Benefits paid	(6)	(6)

Projected benefit obligation at end of period	$49	$53

Change in plan assets:
Fair value of plan assets at beginning of period	$57	$46
Actual return on plan assets	5	4
Employer contributions	9	11
Participant contributions	2	2
Benefits paid	(6)	(6)

Fair value of plan assets at end of period	$67	$57

Reconciliation of funded status:
Funded status at September 30	$18	$4
Fourth quarter contributions	2	2
Unrecognized net actuarial gain	(15)	(10)

Net prepaid/(accrued) benefit cost at December 31	$5	$(4)

      Future benefits expected to be paid on our postretirement plan as of December 31, 2005, are as follows (in millions):

Year Ending
December 31,

2006	$5
2007	5
2008	4
2009	4
2010	4
2011-2015	20

Total	$42

      Our postretirement benefit costs recorded in operating expenses include the following components for the years ended December 31:

	2005	2004	2003

	(In millions)
Interest cost	$3	$3	$3
Expected return on plan assets	(3)	(2)	(2)

Net postretirement benefit cost	$—	$1	$1

      Projected benefit obligations and net benefits costs are based on actuarial estimates and assumptions. The following table details the weighted average actuarial assumptions used for our postretirement plan for 2005, 2004 and 2003:

	2005	2004	2003

	(Percent)
Assumptions related to benefit obligations at September 30:
Discount rate	5.25	5.75
Assumptions related to benefit costs at December 31:
Discount rate	5.75	6.00	6.75
Expected return on plan assets(1)	7.50	7.50	7.50

(1)	The expected return on plan assets is a pre-tax rate (before a tax rate ranging from 35 percent to 38 percent on postretirement benefits) that is primarily based on an expected risk-free investment return, adjusted for historical risk premiums and specific risk adjustments associated with our debt and equity securities. These expected returns were then weighted based on the target asset allocations of our investment portfolio.
     Actuarial estimates for our postretirement benefits plan assumed a weighted average annual rate of increase in the per capita costs of covered health care benefits of 10.9 percent in 2005, gradually decreasing to 5.0 percent by the year 2015. Assumed health care cost trends have a significant effect on the amounts reported for our postretirement benefit plan. A one-percentage point change in our assumed health care cost trends would have the following effects as of September 30:

	2005	2004

	(In millions)
One percentage point increase:
Aggregate of service cost and interest cost	$—	$—
Accumulated postretirement benefit obligation	2	3
One percentage point decrease:
Aggregate of service cost and interest cost	$—	$—
Accumulated postretirement benefit obligation	(2)	(2)
     Postretirement Plan Assets
      The following table provides the actual asset allocations in our postretirement plan as of September 30:

	Actual	Actual
Asset Category	2005	2004

	(Percent)
Equity securities	61	59
Debt securities	31	32
Other	8	9

Total	100	100

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

7. Transactions with Major Customer
      The following table shows revenues from our major customer for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
We Energies	$56	$59	$93
8. Supplemental Cash Flow Information
      The following table contains supplemental cash flow information for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Interest paid, net of capitalized interest	$70	$68	$56
Income tax payments	38	41	35
9. Investment in Unconsolidated Affiliate and Transactions with Affiliates
Investment in Unconsolidated Affiliate
      We own all of the common stock of El Paso Great Lakes, Inc. El Paso Great Lakes, Inc.’s principal asset is its 50 percent interest in Great Lakes L.P. It holds this interest through its 47 percent ownership interest in Great Lakes L.P. and through its 50 percent ownership of Great Lakes Gas Transmission Company, which owns a 6 percent ownership interest in Great Lakes L.P. We account for this investment using the equity method of accounting.
      Summarized financial information of our proportionate share of unconsolidated affiliate as of and for the years ended December 31 are presented as follows:

	2005	2004	2003

	(In millions)
Operating results data:
Operating revenues	$131	$133	$129
Operating expenses	60	56	58
Income from continuing operations and net income(1)	38	43	37

	2005	2004

	(In millions)
Financial position data:
Current assets	$56	$54
Non-current assets	581	604
Short-term debt	5	5
Other current liabilities	34	31
Long-term debt	210	215
Other non-current liabilities	154	150
Equity in net assets(1)	234	257

(1)	Our proportionate share of Great Lakes L.P.’s net income and equity in net assets includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliate recognized in our income statements are presented before these taxes.
     For the year ended December 31, 2005, and 2004 we received approximately $75 million and $74 million in dividends from Great Lakes.

  Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, at December 31, 2005 and 2004, we do not anticipate settlement of the entire amount within the next twelve months and therefore, classified this receivable as non-current on our balance sheet. At December 31, 2005 and 2004, we had notes receivable from El Paso and other affiliates of $527 million and $467 million. The interest rate at December 31, 2005 and 2004, was 5.0% and 2.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $60 million and $36 million at December 31, 2005 and 2004, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso. See Note 1 for a discussion of our tax accrual policy.
      Other. At December 31, 2005 and 2004, we had payables to an affiliate of $180 million and $188 million, for obligations related to the relocation of our headquarters from Detroit, Michigan to Houston, Texas and the transfer of this lease to our affiliate from a third party. At December 31, 2005 and 2004, $8 million of these payables was classified as other current liabilities. The payments under this obligation are due semi-annually.
      During 2004, we sold a storage field and its related base gas to Mid Michigan Gas Storage Company, our affiliate, at its net book value of $42 million. We did not recognize a gain or loss on this sale. We also acquired assets from our affiliates during 2004 with a net book value of $26 million.
      In March 2003, we issued $300 million of 8.875% unsecured senior notes, the net proceeds from which were used, in part, to pay off affiliated payables of $263 million. We also distributed a $528 million dividend of affiliated receivables to our parent, American Natural Resources Company.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business at December 31:

	2005	2004

	(In millions)
Accounts and notes receivable-other	$5	$—
Contractual deposits	1	3
      Affiliate Revenues and Expenses. We enter into transactions with various El Paso subsidiaries and unconsolidated affiliates in the ordinary course of our business to transport and store natural gas. Our affiliated revenues are primarily from transportation services.
      El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. This allocation is based on the estimated level of effort devoted to our operations and the relative size of our EBIT, gross property and payroll. In addition to allocations from El Paso, we are also allocated costs from TGP associated with our pipeline services. El Paso currently bills us directly for compensation expense related to certain stock-based compensation awards granted directly to our employees as well as allocates to us our proportionate share of El Paso’s compensation expense. On January 1, 2006, El Paso adopted SFAS No. 123(R), Share-Based Payment, which requires that companies measure all employee stock-based compensation awards at fair value on the date they are granted to employees and recognize compensation costs in its financial statements over the requisite service period. As a result, beginning in 2006, we will record additional expenses for all stock-based compensation awards (including stock options) granted directly to our employees as well as our allocable share of El Paso’s stock-based compensation expense.
      We provide administrative services to related parties, Eaton Rapids and Blue Lake. We record the amounts received for these services as a reduction of operating expenses and as reimbursement costs.

      Great Lakes L.P. provides us capacity under contracts, the longest of which extends through 2016. We also have natural gas storage contracts with our affiliates, Blue Lake and ANR Storage. Our contract with Blue Lake extends to 2013 and covers capacity of 45 Bcf of natural gas storage. Our contract with ANR Storage extends to 2007 and covers storage capacity of 30 Bcf. Transportation and storage costs are recorded as operating expenses. The terms of service provided to and by our affiliates are the same as those terms as non-affiliated parties.
      The following table shows revenues and charges from our affiliates for each of the three years ended December 31:

	2005	2004	2003

	(In millions)
Revenues from affiliates	$4	$10	$18
Operation and maintenance expense from affiliates	117	113	128
Reimbursement of operating expenses charged to affiliates	6	4	4
10. Supplemental Selected Quarterly Financial Information (Unaudited)
      Financial information by quarter is summarized below:

	Quarters Ended

	March 31	June 30	September 30	December 31	Total

	(In millions)
2005
Operating revenues	$184	$119	$112	$133	$548
Operating income	102	47	33	35	217
Income before cumulative effect of accounting change	66	32	23	27	148
Cumulative effect of accounting change, net of income taxes	—	—	—	(1)	(1)
Net income	66	32	23	26	147
2004
Operating revenues	$138	$103	$101	$128	$470
Operating income	64	31	26	53	174
Net income	43	20	21	33	117

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of
ANR Pipeline Company:
      In our opinion, the consolidated financial statements listed in the Index appearing under Item 15(a)(1), present fairly, in all material respects, the consolidated financial position of ANR Pipeline Company and its subsidiaries (the “Company”) at December 31, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the Index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the consolidated financial statements of Great Lakes Gas Transmission Limited Partnership (the “Partnership”) as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005. The Partnership is an equity investment of E1 Paso Great Lakes Inc., a wholly-owned subsidiary of the Company, that comprised assets of $234 million and $257 million at December 31, 2005 and 2004 and income of $38 million, $43 million and $37 million for each of the three years in the period ended December 31, 2005. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the Partnership, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 1, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 28, 2006

SCHEDULE II
ANR PIPELINE COMPANY
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(In millions)

	Balance at	Charged to			Charged to	Balance
	Beginning	Costs and			Other	at End
Description	of Period	Expenses	Deductions		Accounts	of Period

2005
Allowance for doubtful accounts	$3	$—	$—		$(1)	$2
Environmental reserves	27	4	(4	)(1)	—	27
2004
Allowance for doubtful accounts	$3	$—	$—		$—	$3
Environmental reserves	29	2	(4	)(1)	—	27
2003
Allowance for doubtful accounts	$2	$—	$—		$1	$3
Legal reserves	2	(1)	—		(1)	—
Environmental reserves	26	8	(6	)(1)	1	29

(1)	Primarily payments made for environmental remediation activities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2005.

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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
      The audit fees for the years ended December 31, 2005 and 2004, of $810,000 and $925,000 were for professional services rendered by PricewaterhouseCoopers LLP for the audits of the consolidated financial statements of ANR Pipeline Company.
All Other Fees
      No other audit-related, tax or other services were provided by our independent registered public accounting firm for the years ended December 31, 2005 and 2004.
Policy for Approval of Audit and Non-Audit Fees
      We are a wholly owned subsidiary of El Paso and do not have a separate audit committee. El Paso’s Audit Committee has adopted a pre-approval policy for audit and non-audit services. For a description of El Paso’s pre-approval policies for audit and non-audit related services, see El Paso Corporation’s proxy statement for its 2006 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm
The Partners and Management Committee
Great Lakes Gas Transmission Limited Partnership:
      We have audited the accompanying consolidated balance sheets of Great Lakes Gas Transmission Limited Partnership and subsidiary (Partnership) as of December 31, 2005 and 2004, and the related consolidated statements of income and partners’ capital, and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Lakes Gas Transmission Limited Partnership and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
Detroit, Michigan
January 23, 2006

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF INCOME AND PARTNERS’ CAPITAL

	Years Ended December 31

	2005	2004	2003

	(Thousands of Dollars)
Transportation Revenues	$280,743	284,327	279,208
Operating Expenses
Operation and Maintenance	41,312	34,723	43,052
Depreciation	57,693	57,756	57,238
Income Taxes Payable by Partners	43,253	47,058	40,530
Property and Other Taxes	26,756	23,265	24,929

	169,014	162,802	165,749

Operating Income	111,729	121,525	113,459
Other Income (Expense)
Interest on Long Term Debt	(36,844)	(37,718)	(40,239)
Other, Net	1,917	1,373	1,102

	(34,927)	(36,345)	(39,137)

Net Income	$76,802	85,180	74,322

Partners’ Capital
Balance at Beginning of Year	$420,501	452,007	445,512
Contributions by General Partners	30,976	29,398	22,459
Net Income	76,802	85,180	74,322
Current Income Taxes Payable by Partners Charged to Earnings	33,237	31,536	24,238
Distributions to Partners	(184,803)	(177,620)	(114,524)

Balance at End of Year	$376,713	420,501	452,007

The accompanying notes are an integral part of these statements.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS

	As of December 31

	2005	2004

	(Thousands of Dollars)
ASSETS
Current Assets
Cash and Cash Equivalents	$59,280	59,034
Accounts Receivable	50,525	44,137
Materials and Supplies, at Average Cost	9,664	10,043
Prepayments and Other	3,107	5,146

	122,576	118,360
Gas Utility Plant
Property, Plant and Equipment	2,025,196	2,015,202
Less Accumulated Depreciation	970,737	919,287

	1,054,459	1,095,915

	$1,177,035	1,214,275

LIABILITIES & PARTNERS’ CAPITAL
Current Liabilities
Current Maturities of Long Term Debt	$10,000	10,000
Accounts Payable	35,426	27,984
Property and Other Taxes	24,448	24,107
Accrued Interest and Other	13,411	13,580

	83,285	75,671
Long Term Debt	450,000	460,000
Other Liabilities
Amounts Equivalent to Deferred Income Taxes	266,192	256,959
Other	845	1,144

	267,037	258,103

Partners’ Capital	376,713	420,501

	$1,177,035	1,214,275

The accompanying notes are an integral part of these statements.

GREAT LAKES GAS TRANSMISSION LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31

	2005	2004	2003

	(Thousands of Dollars)
Cash Flow Increase (Decrease) from:
Operating Activities
Net Income	$76,802	85,180	74,322
Adjustments to Reconcile Net Income to
Operating Cash Flows:
Depreciation	57,693	57,756	57,238
Amounts Equivalent to Deferred Income Taxes	9,233	15,678	16,983
Allowance for Funds Used During Construction	(135)	(157)	(398)
Changes in Current Assets and Liabilities:
Accounts Receivable	(6,388)	(9,390)	1,529
Accounts Payable	7,442	13,134	(1,642)
Property and Other Taxes	341	(970)	(1,687)
Other	1,950	(3,076)	(337)

	146,938	158,155	146,008
Investment in Utility Plant	(16,102)	(12,591)	(27,277)
Financing Activities
Repayment of Long Term Debt	(10,000)	(10,000)	(41,500)
Contributions by General Partners	30,976	29,398	22,459
Current Income Taxes Payable by Partners Charged to Earnings	33,237	31,536	24,238
Distribution to Partners	(184,803)	(177,620)	(114,524)

	(130,590)	(126,686)	(109,327)
Change in Cash and Cash Equivalents	246	18,878	9,404
Cash and Cash Equivalents:
Beginning of Year	59,034	40,156	30,752

End of Year	$59,280	59,034	40,156

Supplemental Disclosure of Cash Flow Information Cash Paid During the Year for Interest
(Net of Amounts Capitalized of $47, $48 and $150, Respectively)	$37,018	37,903	40,576

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

	Ownership %

Partner (Parent Company)	2005	2004

General Partners:
El Paso Great Lakes, Inc. (El Paso Corporation)	46.60	46.61
TransCanada GL, Inc. (TransCanada PipeLines Ltd.)	46.60	46.61
Limited Partner:
Great Lakes Gas Transmission Company (TransCanada PipeLines Ltd. and El Paso Corporation)	6.80	6.78
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
      The fair value of long term debt is discussed in footnote 4. All other financial instruments approximate fair value due to the short maturity of these instruments.
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
Revenue and Accounts Receivable
      The Partnership recognizes transportation revenues in the period the service is provided based on transportation service contracts under a tariff regulated by the FERC. The tariff specifies maximum transportation rates and the contracts’ general terms and condition of service.

      Accounts receivable are reported at the invoiced amount, net of an allowance for doubtful accounts of $1,200,000 for 2005 and 2004. The Partnership establishes an allowance for losses on accounts receivable if it is determined that all or a portion of the outstanding balance will not be collected. The Partnership also considers historical industry data and customer credit trends. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.
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
      The allowance for funds used during construction represents the debt and equity costs of capital funds applicable to utility plant under construction, calculated in accordance with a uniform formula prescribed by the FERC. The rates used were 10.50%, 10.49% and 10.41% for years 2005, 2004, and 2003, respectively.
Asset Retirement Obligations
      In the fourth quarter of 2005, the Partnership adopted Financial Accounting Standards Board Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations. FIN No. 47 requires companies to record a liability for those asset retirement obligations in which the timing and/or amount of settlement of the obligations are uncertain. These conditional obligations were not addressed by SFAS No 143, Accounting for Asset Retirement Obligations, which the Partnership adopted on January 1, 2003. FIN No. 47 requires accrual of a liability when a range of scenarios indicates that the potential timing and/or settlement amounts of conditional asset retirement obligations can be determined. The Partnership has asset retirement obligations if it were to permanently retire all or part of the pipeline system; however, the amount of asset retirement obligations cannot be reasonably estimated due to the inability to determine the scope and timing of asset retirements.
Accounting for Pipeline Integrity Costs
      In June 2005, the FERC issued an order on Accounting for Pipeline Assessment Costs which generally requires pipeline inspections and assessments incurred after January 1, 2006 to be expensed. The Partnership currently estimates $1 million to $4 million of pipeline integrity costs to be expensed annually under this order.
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

3     Affiliated Company Transactions
      Affiliated company amounts included in the Partnership’s consolidated financial statements, not otherwise disclosed, are as follows:

	2005	2004	2003

	(In Thousands)
Accounts receivable	$14,755	12,827	16,062
Accounts payable	2,794	1,845	1,135
Transportation revenues:
TransCanada PipeLines Ltd. and affiliates	156,561	164,810	166,578
El Paso Corporation and affiliates	17,235	20,581	23,877
      Affiliated transportation revenues are primarily provided under fixed priced contracts with remaining terms ranging from 1 to 11 years.
      The Partnership reimburses the Company for salaries, benefits and other incurred expenses. Benefits include pension, savings plan, and other post-retirement benefits. Operating expenses charged by the Company in 2005, 2004 and 2003 were $18,636,000, $17,388,000 and $25,758,000, respectively.
      The Company makes contributions for eligible employees of the Company to a voluntary defined contribution plan sponsored by one of the parent companies. The Company’s contributions, which are based on matching employee contributions, amounted to $1,008,000, $475,000, and $396,000 in 2005, 2004 and 2003, respectively.
      The Company participates in a cash balance pension plan sponsored by one of the parent companies and a post-retirement plan. The Company accounts for pension and post-retirement benefits on an accrual basis. The net expense (income) for each of the plans are as follows:

	2005	2004	2003

	(In Thousands)
Pension	$(297)	(743)	(2,600)
Post-Retirement	179	202	204

4	Debt

	2005	2004

	(In Thousands)
Senior Notes, unsecured, interest due semiannually, principal due as follows:
8.74% series, due 2006 to 2011	$60,000	70,000
9.09% series, due 2012 to 2021	100,000	100,000
6.73% series, due 2009 to 2018	90,000	90,000
6.95% series, due 2019 to 2028	110,000	110,000
8.08% series, due 2021 to 2030	100,000	100,000

	460,000	470,000
Less current maturities	10,000	10,000

Total long term debt less current maturities	$450,000	460,000

      The aggregate estimated fair value of long term debt was $547,433,000 and $559,800,000 for 2005 and 2004, respectively. The fair value is determined using discounted cash flows based on the Partnership’s estimated current interest rates for similar debt.
      The aggregate annual required repayments of Senior Notes is $10,000,000 for each year 2006 through 2008 and $19,000,000 in 2009 and 2010.

      Under the most restrictive covenants in the Senior Note Agreements, approximately $248,000,000 of partners’ capital is restricted as to distributions as of December 31, 2005.

5	Income Taxes Payable by Partners
      Income taxes payable by partners for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003

	(In Thousands)
Current
Federal	$31,815	30,187	23,201
State	1,422	1,349	1,037

	33,237	31,536	24,238

Deferred
Federal	9,588	14,833	15,556
State	428	689	736

	10,016	15,522	16,292

	$43,253	47,058	40,530

      Income taxes payable by partners differs from the statutory rate of 35% due to the amortization of excess deferred taxes along with the effects of state and local taxes. The Partnership is required to amortize excess deferred taxes which had previously been accumulated at tax rates in excess of current statutory rates. Such amortization reduced income taxes payable by partners by $575,000 for 2004 and $900,000 for 2003. The excess deferred taxes were fully amortized at December 31, 2004.
      Amounts equivalent to deferred income taxes are principally comprised of temporary differences associated with excess tax depreciation on utility plant. As of December 31, 2005 and 2004, no valuation allowance is required. The deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004

	(In Thousands)
Deferred tax assets — other	$4,674	4,889
Deferred tax liabilities — utility plant	(254,752)	(245,786)
Deferred tax liabilities — other	(16,114)	(16,062)

Net deferred tax liability	$(266,192)	(256,959)

6	Severance Costs
      In 2003, the Partnership implemented a reorganization plan to reduce the work force, and recorded severance costs of approximately $6 million. All amounts were substantially paid by December 31, 2003. Severance costs have been included in Operation and Maintenance expense.

ANR PIPELINE COMPANY
EXHIBIT LIST
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Amended and Restated Certificate of Incorporation dated March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B	By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
4.A	Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994 (Exhibit 4.A to our 2004 Form 10-K).
4.B	Indenture dated as of March 5, 2003 between ANR Pipeline Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.1 to our Form 8-K filed March 5, 2003).
10.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, ANR Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized on the 3rd day of March 2006.

ANR PIPELINE COMPANY

By:	/s/ Stephen C. Beasley

Stephen C. Beasley
Chairman of the Board and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ANR Pipeline Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stephen C. Beasley Stephen C. Beasley	Chairman of the Board and President (Principal Executive Officer)	March 3, 2006

/s/ John R. Sult John R. Sult	Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)	March 3, 2006

/s/ Daniel B. Martin Daniel B. Martin	Senior Vice President and Director	March 3, 2006

/s/ Gary C. Charette Gary C. Charette	Vice President and Director	March 3, 2006

ANR PIPELINE COMPANY
EXHIBIT INDEX
December 31, 2005
      Each exhibit identified below is a part of this Report. Exhibits filed with this Report are designated by “*”. All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number	Description

3.A	Amended and Restated Certificate of Incorporation dated March 7, 2002 (Exhibit 3.A to our 2001 Form 10-K).
3.B	By-laws dated June 24, 2002 (Exhibit 3.B to our 2002 Form 10-K).
4.A	Indenture dated as of February 15, 1994 and First Supplemental Indenture dated as of February 15, 1994 (Exhibit 4.A to our 2004 Form 10-K).
4.B	Indenture dated as of March 5, 2003 between ANR Pipeline Company and The Bank of New York Trust Company, N.A., successor to The Bank of New York, as Trustee (Exhibit 4.1 to our Form 8-K filed March 5, 2003).
10.A	Amended and Restated Credit Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the several banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent (Exhibit 10.A to our Form 8-K filed November 29, 2004).
10.B	Amended and Restated Security Agreement dated as of November 23, 2004, among El Paso Corporation, ANR Pipeline Company, Colorado Interstate Gas Company, El Paso Natural Gas Company, Tennessee Gas Pipeline Company, the Subsidiary Grantors and certain other credit parties thereto and JPMorgan Chase Bank, N.A., not in its individual capacity, but solely as collateral agent for the Secured Parties and as the depository bank (Exhibit 10.B to our Form 8-K filed November 29, 2004).
21	Omitted pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.
*31.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.