Form 10-Q
period 2006-03-31
ANR PIPELINE CO
filed 2006-05-05
CIK 65695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
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
     Common stock, par value $1 per share. Shares outstanding on May 5, 2006: 1,000
     ANR PIPELINE COMPANY MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) TO FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Operating revenues	$180	$184

Operating expenses
Operation and maintenance	57	64
Depreciation, depletion and amortization	10	11
Taxes, other than income taxes	6	7

	73	82

Operating income	107	102
Earnings from unconsolidated affiliate	16	17
Interest and debt expense	(17)	(18)
Affiliated interest income, net	7	3

Income before income taxes	113	104
Income taxes	41	38

Net income	$72	$66

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and $2 in 2005	101	85
Affiliates	9	8
Other	9	8
Materials and supplies	21	21
Deferred income taxes	11	12
Other	4	6

Total current assets	155	140

Property, plant and equipment, at cost	3,818	3,777
Less accumulated depreciation, depletion and amortization	2,146	2,146

Total property, plant and equipment, net	1,672	1,631

Other assets
Notes receivable from affiliates	569	527
Investment in unconsolidated affiliate	298	300
Other	17	19

	884	846

Total assets	$2,711	$2,617

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$26	$56
Affiliates	19	37
Other	27	21
Taxes payable	93	72
Accrued interest	14	16
Other	59	32

Total current liabilities	238	234

Long-term debt	740	740

Other liabilities
Deferred income taxes	384	370
Affiliate payable	172	172
Other	58	54

	614	596

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	522	450

Total stockholder’s equity	1,119	1,047

Total liabilities and stockholder’s equity	$2,711	$2,617

See accompanying notes.

ANR PIPELINE COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Quarter Ended
	March 31,

	2006	2005

Cash flows from operating activities
Net income	$72	$66
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	10	11
Deferred income taxes	15	12
Earnings from unconsolidated affiliate, adjusted for cash distributions	2	8
Asset and liability changes	(31)	(5)

Net cash provided by operating activities	68	92

Cash flows from investing activities
Additions to property, plant and equipment	(26)	(9)
Net change in affiliate advances	(42)	(83)

Net cash used in investing activities	(68)	(92)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

ANR PIPELINE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation
      We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by accounting principles generally accepted in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of March 31, 2006, and for the quarters ended March 31, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.
  Significant Accounting Policies
      Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.
      Accounting for Pipeline Integrity Costs. On January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission that requires us to prospectively expense certain costs we incur related to our pipeline integrity program. Prior to January 1, 2006, we capitalized these costs as part of our property, plant and equipment. The adoption of this accounting release did not have a material impact to our financial statements as of and for the quarter ended March 31, 2006.
2. Credit Facilities
      El Paso maintains a $3 billion credit agreement. We are an eligible borrower under the credit agreement and are only liable for amounts we directly borrow. Our common stock and that of several of our affiliates are pledged as collateral under the agreement. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. For a further discussion of El Paso’s $3 billion credit agreement and our restrictive covenants, see our 2005 Annual Report on Form 10-K.
3. Commitments and Contingencies

Legal Proceedings
      Gas Measurement Cases. We and a number of our affiliates were named defendants in actions that generally allege a mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (in re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming.) These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions on jurisdictional grounds. If the court adopts these recommendations, it will result in the dismissal of this case on jurisdictional grounds. Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas on non-federal and non-Native American lands. The plaintiffs currently seek certification of a class of royalty owners in wells in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. In each of these cases, the applicable plaintiff seeks an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to these lawsuits and claims are not currently determinable.
      In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.
      For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at March 31, 2006.
  Environmental Matters
      We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At March 31, 2006, we had accrued approximately $32 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual was based on the most likely outcome that can be reasonably estimated. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.
      Below is a reconciliation of our accrued liability from January 1, 2006 to March 31, 2006 (in millions):

Balance at January 1, 2006	$27
Addition/adjustments for remediation activities	6
Payments for remediation activities	(1)

Balance at March 31, 2006	$32

      For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $6 million, which will be expended under government directed clean-up plans.
      CERCLA Matters. We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of March 31, 2006, we have estimated our share of the remediation costs at these sites to be approximately $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.
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
4. Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate
      Our investment in unconsolidated affiliate is accounted for using the equity method of accounting and consists of our ownership interest in Great Lakes. Summarized income statement information of our proportionate share of the income of this investment for the quarters ended March 31 is as follows:

	2006	2005

	(In millions)
Operating results data:
Operating revenues	$33	$35
Operating expenses	14	15
Income from continuing operations and net income(1)	10	11

(1)	Our proportionate share of Great Lakes’ net income includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliate recognized in our income statements are presented before these taxes.
     For the quarters ended March 31, 2006 and 2005, we received approximately $18 million and $25 million in dividends from Great Lakes.

Transactions with Affiliates
      Cash Management Program. We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheets. At March 31, 2006 and December 31, 2005, we had notes receivable from El Paso of $569 million and $527 million. The interest rate at March 31, 2006 and December 31, 2005 was 5.5% and 5.0%.
      Taxes. We are a party to a tax accrual policy with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay directly to the state taxing authorities. We had income taxes payable of $85 million and $60 million at March 31, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.
      Other Affiliate Balances. The following table shows other balances with our affiliates arising in the ordinary course of business:

	March 31,	December 31,
	2006	2005

	(In millions)
Accounts and notes receivable — other	$7	$5
Other current liabilities	9	9
      Affiliate Revenues and Expenses. El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are also allocated costs from Tennessee Gas Pipeline Company associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

      We provide administrative services to related parties, Eaton Rapids Gas Storage System and Blue Lake Gas Storage Company. We record the amounts received for these services as a reduction of operating expenses and as reimbursement costs.
      The following table shows revenues and charges from our affiliates for the quarters ended March 31:

	2006	2005

	(In millions)
Revenues from affiliates	$1	$1
Operation and maintenance expenses from affiliates	27	27
Reimbursement of operating expenses charged to affiliates	1	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information contained in Item 2 updates, and should be read in conjunction with the information disclosed in our 2005 Annual Report on Form 10-K, and the financial statements and notes presented in Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
      Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the quarters ended March 31:

	2006	2005

	(In millions, except
	volume amounts)
Operating revenues	$180	$184
Operating expenses	(73)	(82)

Operating income	107	102
Earnings from unconsolidated affiliate	16	17

EBIT	123	119
Interest and debt expense	(17)	(18)
Affiliated interest income, net	7	3
Income taxes	(41)	(38)

Net income	$72	$66

Throughput volumes (BBtu/d)(1)	5,777	6,170

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes.

     The following items contributed to our overall EBIT increase of $4 million for the quarter ended March 31, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact

	Favorable/(Unfavorable)
	(In millions)
Contract restructuring	$(29)	$—	$—	$(29)
Higher services revenues	16	—	—	16
Gas not used in operations and other natural gas sales	8	1	—	9
Cashout adjustment	—	11	—	11
Higher environmental costs	—	(6)	—	(6)
Earnings from our equity investment in Great Lakes	—	—	(1)	(1)
Other(1)	1	3	—	4

Total impact on EBIT	$(4)	$9	$(1)	$4

(1)	Consists of individually insignificant items.
     The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.
      Contract Restructuring. In March 2005, we completed the restructuring of our transportation contracts with a shipper on our southwest and southeast legs as well as a related gathering contract, which increased revenues and EBIT by $29 million in the first quarter of 2005.
      Higher Services Revenues. During the quarter ended March 31, 2006, our reservation revenues increased due to additional sales of capacity. In addition, our usage revenues increased overall, primarily due to revenues received from increased activity under various interruptible services provided under our tariff.
      Gas Not Used in Operations and Other Natural Gas Sales. During the first quarter of 2006, sales of excess system supply gas resulted in a favorable impact to our operating results, partially offset by the sales of higher volumes of natural gas made available by our storage realignment project during the first quarter of 2005. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.
      Cashout Adjustment. Our cashout adjustment represents the difference between the sales proceeds from cashout sales of gas and the estimated cost to replace the system gas that sources those sales. This adjustment varies from period to period based on volumes and prices, and changes in the value of our cashout position are reflected as a change in EBIT. During the first quarter of 2006, our estimated cost to replace system gas was lower primarily due to a decrease in natural gas prices.
      Higher Environmental Costs. During the first quarter of 2006, we entered into an agreement with the state of Wisconsin to remediate sites potentially contaminated with mercury from our prior operations. We accrued $4 million based on this agreement. The remaining $2 million accrual is for the estimated cost of remediation of hazardous substances at a number of our operating locations in various states.
Affiliated Interest Income, Net
      Affiliated interest income, net for the quarter ended March 31, 2006, was $4 million higher than the same period in 2005 due primarily to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $468 million for the first quarter of 2005 increased to $525 million for the same period in 2006. In addition, the average short-term interest rates for the first quarter increased from 2.9% in 2005 to 5.2% for the same period in 2006.

Income Taxes

	Quarter Ended
	March 31,

	2006	2005

	(In millions
	except for rates)
Income taxes	$41	$38
Effective tax rate	36%	37%
      Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.
Liquidity and Capital Expenditures
Liquidity Overview
      Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At March 31, 2006, we had notes receivable from El Paso and other affiliates of $569 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, classified this receivable as non-current on our balance sheet.
      In addition to the cash management program, we are also eligible to borrow amounts available under El Paso’s $3 billion credit agreement, under which our common stock and that of several of our affiliates are pledged as collateral. At March 31, 2006, El Paso had $1.2 billion outstanding as a term loan and $1.6 billion of letters of credit issued under the credit agreement. We have no borrowings or letter of credit obligations under this agreement. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.
Capital Expenditures
      Our capital expenditures for the quarter ended March 31, 2006 were approximately $26 million of which $10 million was attributable to repairs for hurricane damage. We expect to spend approximately $166 million for the remainder of 2006 for capital expenditures, consisting of $65 million to expand the capacity on our system, $77 million for maintenance capital and $24 million to repair damage caused by Hurricane Rita. We expect to fund these capital expenditures through the use of internally generated funds.
      We continue to assess the damage caused by Hurricane Rita. As of March 31, 2006, we incurred cumulative costs of $20 million and we estimate additional cost of repairs to be approximately $29 million; including related improvements of approximately $4 million. We believe that a majority of the repair costs will be covered by insurance. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. In February 2006, the insurance company indicated these loss limits had been exceeded such that it estimates that only approximately 80 percent of the damage claims submitted by all claimants will be covered. Based on the amounts of our expected losses, we do not believe the limitation of coverage will materially impact our liquidity or financial results. However, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which, when coupled with a less than full reimbursement, will result in some impact on our liquidity from period to period. The mutual insurance company has also indicated that effective June 1, 2006, the aggregate loss limits on future events will be reduced to $500 million from $1 billion, which could further limit our recoveries on future hurricanes or other insurable events.

Commitments and Contingencies
      See Item 1, Financial Statements, Note 3, which is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      Omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of March 31, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.
      Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.
Change in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the first quarter of 2006.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
      See Part I, Item 1, Financial Statements, Note 3, which is incorporated herein by reference.
Item 1A. Risk Factors
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
      Important factors that could cause actual results to differ materially from estimates or projections contained in forward-looking statements are described in our 2005 Annual Report on Form 10-K. There have been no material changes in these risk factors since that report.
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

Item 5. Other Information
      None.
Item 6. Exhibits
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      Undertaking

We hereby undertake, pursuant to Regulation S-K, Item 601(b), paragraph (4)(iii), to furnish to the U.S. SEC upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, ANR Pipeline Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANR PIPELINE COMPANY
Date: May 5, 2006

/s/ STEPHEN C. BEASLEY

Stephen C. Beasley
Chairman of the Board and President

(Principal Executive Officer)
Date: May 5, 2006

/s/ JOHN R. SULT

John R. Sult
Senior Vice President,
Chief Financial Officer and Controller
(Principal Accounting and Financial Officer)

ANR PIPELINE COMPANY
EXHIBIT INDEX
      Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

*31	.A	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.