Form 10-Q
period 2006-09-30
ANR PIPELINE CO
filed 2006-11-06
CIK 65695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Common stock, par value $1 per share. Shares outstanding on November 3, 2006: 1,000

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

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ANR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions)
(Unaudited)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenues	$111	$112	$405	$415

Operating expenses
Operation and maintenance	62	64	183	186
Depreciation, depletion and amortization	9	10	28	30
Taxes, other than income taxes	6	5	20	17

	77	79	231	233

Operating income	34	33	174	182
Earnings from unconsolidated affiliate	14	15	44	46
Other income, net	—	—	1	2
Interest and debt expense	(16)	(17)	(49)	(52)
Affiliated interest income, net	10	6	25	14

Income before income taxes	42	37	195	192
Income taxes	16	14	72	71

Net income	$26	$23	$123	$121

See accompanying notes.

ANR PIPELINE COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts and notes receivable
Customer, net of allowance of $1 in 2006 and $2 in 2005	11	85
Affiliates	19	8
Other	9	8
Materials and supplies	21	21
Deferred income taxes	13	12
Other	6	6

Total current assets	79	140

Property, plant and equipment, at cost	3,908	3,777
Less accumulated depreciation, depletion and amortization	2,134	2,146

Total property, plant and equipment, net	1,774	1,631

Other assets
Notes receivable from affiliates	610	527
Investment in unconsolidated affiliate	295	300
Other	21	19

	926	846

Total assets	$2,779	$2,617

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Accounts payable
Trade	$34	$56
Affiliates	23	37
Other	16	21
Taxes payable	121	72
Accrued interest	15	16
Other	34	32

Total current liabilities	243	234

Long-term debt	741	740

Other liabilities
Deferred income taxes	390	370
Affiliate payable	167	172
Other	68	54

	625	596

Commitments and contingencies
Stockholder’s equity
Common stock, par value $1 per share; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	597	597
Retained earnings	573	450

Total stockholder’s equity	1,170	1,047

Total liabilities and stockholder’s equity	$2,779	$2,617

See accompanying notes.

ANR PIPELINE COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities
Net income	$123	$121
Adjustments to reconcile net income to net cash from operating activities
Depreciation, depletion and amortization	28	30
Deferred income taxes	19	18
Earnings from unconsolidated affiliate, adjusted for cash distributions	5	9
Other non-cash income items	2	2
Asset and liability changes	32	24

Net cash provided by operating activities	209	204

Cash flows from investing activities
Additions to property, plant and equipment	(125)	(65)
Net change in notes receivable from affiliates	(83)	(71)
Other	(1)	—

Net cash used in investing activities	(209)	(136)

Cash flows from financing activities
Payment to retire long-term debt	—	(68)

Net cash used in financing activities	—	(68)

Net change in cash and cash equivalents	—	—
Cash and cash equivalents
Beginning of period	—	—

End of period	$—	$—

See accompanying notes.

ANR PIPELINE COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation

We are an indirect wholly owned subsidiary of El Paso Corporation (El Paso). We prepared this Quarterly Report on Form 10-Q under the rules and regulations of the United States Securities and Exchange Commission (SEC). Because this is an interim period filing presented using a condensed format, it does not include all of the disclosures required by generally accepted accounting principles in the United States of America. You should read this Quarterly Report on Form 10-Q along with our 2005 Annual Report on Form 10-K, which includes a summary of our significant accounting policies and other disclosures. The financial statements as of September 30, 2006, and for the quarters and nine months ended September 30, 2006 and 2005, are unaudited. We derived the balance sheet as of December 31, 2005, from the audited balance sheet filed in our 2005 Annual Report on Form 10-K. In our opinion, we have made all adjustments which are of a normal, recurring nature to fairly present our interim period results. Due to the seasonal nature of our business, information for interim periods may not be indicative of our results of operations for the entire year.

Significant Accounting Policies

Our significant accounting policies are consistent with those discussed in our 2005 Annual Report on Form 10-K, except as discussed below.

Accounting for Pipeline Integrity Costs.  As of January 1, 2006, we adopted an accounting release issued by the Federal Energy Regulatory Commission (FERC) that requires us to expense certain costs we incur related to our pipeline integrity program. Prior to adoption, we capitalized these costs as part of our property, plant and equipment. During the quarter and nine months ended September 30, 2006, we expensed approximately $2 million and $3 million as a result of the adoption of this accounting release. We anticipate we will expense additional costs of approximately $1 million for the remainder of the year.

New Accounting Pronouncements Issued But Not Yet Adopted

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and requires us to evaluate our tax positions for all jurisdictions and all years where the statute of limitations has not expired. FIN No. 48 requires companies to meet a “more-likely-than-not” threshold (i.e. greater than a 50 percent likelihood of a tax position being sustained under examination) prior to recording a benefit for their tax positions. Additionally, for tax positions meeting this “more-likely-than-not” threshold, the amount of benefit is limited to the largest benefit that has a greater than 50 percent probability of being realized upon ultimate settlement. The cumulative effect of applying the provisions of the new interpretation, if any, will be recorded as an adjustment to the beginning balance of retained earnings, or other components of stockholder’s equity as appropriate, in the period of adoption. We will adopt the provisions of this interpretation effective January 1, 2007, and are currently evaluating the impact that this interpretation will have on our financial statements.

Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance on measuring the fair value of assets and liabilities in the financial statements. We will be required to adopt the provisions of this standard no later than in 2008, and are currently evaluating the impact, if any, that it will have on our financial statements.

Accounting for Pension and Other Postretirement Benefits.  In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires companies to record an asset or liability for their pension and other postretirement benefit plans based on their funded or unfunded status. The standard also requires any deferred amounts related to unrealized gains and losses or changes in actuarial assumptions to be recorded in accumulated other comprehensive income, a component of stockholder’s equity, until those gains and losses are realized. Finally, the standard requires companies to measure their pension and postretirement obligations as of their year end balance sheet date beginning in 2008.

We will adopt the provisions of this standard effective December 31, 2006, and currently do not anticipate that it will have a material impact on our financial statements. SFAS No. 158 will also require us to change the measurement date for our other postretirement benefit plans from September 30, the date we currently use, to December 31 beginning in 2008.

Evaluation of Prior Period Misstatements in Current Financial Statements.  In September 2006, the staff of the SEC released Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how to evaluate the impact of financial statement misstatements from prior periods that have been identified in the current year. We will adopt the provisions of SAB No. 108 in the fourth quarter of 2006, and do not anticipate that it will have a material impact on our financial statements.

2.	Credit Facilities

In July 2006, El Paso restructured its $3 billion credit agreement under which we were an eligible borrower. As part of this restructuring, El Paso entered into a new $1.75 billion credit agreement. We are not a borrower under the new agreement and our common stock is no longer pledged as collateral.

3.	Commitments and Contingencies

Legal Proceedings

Gas Measurement Cases.  We and a number of our affiliates were named defendants in actions that generally allege mismeasurement of natural gas volumes and/or heating content resulting in the underpayment of royalties. The first set of cases was filed in 1997 by an individual under the False Claims Act, which has been consolidated for pretrial purposes (In re: Natural Gas Royalties Qui Tam Litigation, U.S. District Court for the District of Wyoming). These complaints allege an industry-wide conspiracy to underreport the heating value as well as the volumes of the natural gas produced from federal and Native American lands. In May 2005, a representative appointed by the court issued a recommendation to dismiss most of the actions. In October 2006, the U.S. District Judge issued an order dismissing all measurement claims against all defendants.

Similar allegations were filed in a second action in 1999 in Will Price, et al. v. Gas Pipelines and Their Predecessors, et al., in the District Court of Stevens County, Kansas. The plaintiffs currently seek certification of a class of royalty owners in wells on non-federal and non-Native American lands in Kansas, Wyoming and Colorado. Motions for class certification have been briefed and argued in the proceedings and the parties are awaiting the court’s ruling. The plaintiffs seek an unspecified amount of monetary damages in the form of additional royalty payments (along with interest, expenses and punitive damages) and injunctive relief with regard to future gas measurement practices. Our costs and legal exposure related to this lawsuit and claim are not currently determinable.

In addition to the above matters, we and our subsidiaries and affiliates are also named defendants in numerous lawsuits and governmental proceedings that arise in the ordinary course of our business.

For each of our outstanding legal matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies and the likelihood of an unfavorable outcome. If we determine that an unfavorable outcome is probable and can be estimated, we establish the necessary accruals. As further information becomes available, or other relevant developments occur, we adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we had no accruals for our outstanding legal matters at September 30, 2006.

Environmental Matters

We are subject to federal, state and local laws and regulations governing environmental quality and pollution control. These laws and regulations require us to remove or remedy the effect on the environment of the disposal or release of specified substances at current and former operating sites. At September 30, 2006, we had accrued approximately $29 million for expected remediation costs and associated onsite, offsite and groundwater technical studies and for related environmental legal costs. Our accrual represents a combination of two estimation methodologies. First, where the most likely outcome can be reasonably estimated, that cost has been accrued. Second, where the most likely outcome cannot be estimated, a range of costs is established and if no amount in that range is more likely than any other, the lower end of the expected range has been accrued. Our environmental remediation projects are in various stages of completion. The liabilities we have recorded reflect our current estimates of amounts we will expend to remediate these sites. However, depending on the stage of completion or assessment, the ultimate extent of contamination or remediation required may not be known. As additional assessments occur or remediation efforts continue, we may incur additional liabilities.

Below is a reconciliation of our accrued liability from January 1, 2006 to September 30, 2006 (in millions):

Balance at January 1, 2006	$27
Addition/adjustments for remediation activities	6
Payments for remediation activities	(4)

Balance at September 30, 2006	$29

For the remainder of 2006, we estimate that our total remediation expenditures will be approximately $3 million, which will be expended under government directed clean-up plans.

CERCLA Matters.  We have received notice that we could be designated, or have been asked for information to determine whether we could be designated, as a Potentially Responsible Party (PRP) with respect to one active site under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or state equivalents. We have sought to resolve our liability as a PRP at this site through indemnification by third parties and settlements which provide for payment of our allocable share of remediation costs. As of September 30, 2006, we have estimated our share of the remediation costs at this site to be approximately $1 million. Because the clean-up costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under the federal CERCLA statute is joint and several, meaning that we could be required to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve discussed above.

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

4.	Investment in Unconsolidated Affiliate and Transactions with Affiliates

Investment in Unconsolidated Affiliate

Our investment in unconsolidated affiliate consists of our ownership interest in Great Lakes Gas Transmission Limited Partnership. Summarized income statement information of our proportionate share of the income of this investment for the periods ended September 30 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Operating results data:
Operating revenues	$30	$32	$93	$98
Operating expenses	14	15	41	43
Income from continuing operations and net income(1)	9	9	29	30

(1)	Our proportionate share of Great Lakes’ net income includes our share of taxes recorded by Great Lakes. Our earnings from unconsolidated affiliate recognized in our income statements are presented before these taxes.

For the nine months ended September 30, 2006 and 2005, we received approximately $49 million and $55 million in dividends from Great Lakes.

Transactions with Affiliates

Cash Management Program.  We participate in El Paso’s cash management program which matches short-term cash surpluses and needs of participating affiliates, thus minimizing total borrowings from outside sources. We have historically provided cash to El Paso in exchange for an affiliated note receivable that is due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified this receivable as non-current on our balance sheets. At September 30, 2006 and December 31, 2005, we had notes receivable from El Paso and other affiliates of $610 million and $527 million. The interest rate at September 30, 2006 and December 31, 2005 was 5.2% and 5.0%.

Accounts Receivable Sales Program.  During the third quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity (QSPE) under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As of September 30, 2006, we sold approximately $37 million of receivables, received cash of approximately $27 million, received subordinated beneficial interests of approximately $9 million, and recognized a loss of less than $1 million. In conjunction with the sale, the QSPE also issued senior beneficial interests on the receivables sold to a third party financial institution, which totaled $28 million on the closing date. Prior to its redemption, we reflect the subordinated beneficial interest in receivables sold as accounts and notes receivable – affiliate in our balance sheet. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows. Under the agreements, we earn a fee for servicing the accounts receivable and performing all administrative duties for the QSPE, which is reflected as a reduction of operation and maintenance expense in our income statement. The fair value of these servicing and administrative agreements as well as the fees earned were not material to our financial statements for the period ended September 30, 2006.

Taxes.  We are a party to a tax accrual with El Paso whereby El Paso files U.S. federal and certain state tax returns on our behalf. In certain states, we file and pay taxes directly to the state taxing authorities. We had income taxes payable of $109 million and $60 million at September 30, 2006 and December 31, 2005, included in taxes payable on our balance sheets. The majority of these balances will become payable to El Paso.

Other Affiliate Balances.  The following table shows other balances with our affiliates arising in the ordinary course of business:

	September 30,	December 31,
	2006	2005
	(In millions)

Accounts and notes receivable — other	$—	$4
Other current liabilities	9	9

Affiliate Revenues and Expenses.  We provide natural gas transportation and storage services to our affiliates in the normal course of our business. In addition, El Paso bills us directly for certain general and administrative costs and allocates a portion of its general and administrative costs to us. In addition to allocations from El Paso, we are allocated costs from Tennessee Gas Pipeline Company associated with our pipeline services. These allocations are based on the estimated level of effort devoted to our operations and the relative size of our earnings before interest expense and income taxes (EBIT), gross property and payroll.

We provide administrative services to related parties, Eaton Rapids Gas Storage System and Blue Lake Gas Storage Company. We record the amounts received for these services as a reduction of operating expenses and as reimbursement costs.

The following table shows revenues and charges from/to our affiliates for the periods ended September 30:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In millions)

Revenues from affiliates	$1	$1	$2	$3
Operation and maintenance expenses from affiliates	29	30	83	87
Reimbursements of operating expenses charged to affiliates	—	1	3	3

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

Results of Operations

Our management, as well as El Paso’s management, uses EBIT to assess the operating results and effectiveness of our business. We define EBIT as net income adjusted for (i) items that do not impact our income from continuing operations, (ii) income taxes and (iii) interest, which includes interest and debt expense and affiliated interest income. Our business consists of consolidated operations as well as an investment in an unconsolidated affiliate. We exclude interest from this measure so that our investors may evaluate our operating results without regard to our financing methods. We believe EBIT is useful to our investors because it allows them to more effectively evaluate the operating performance of both our consolidated business and our unconsolidated investment using the same performance measure analyzed internally by our management. EBIT may not be comparable to measures used by other companies. Additionally, EBIT should be considered in conjunction with net income and other performance measures such as operating income or operating cash flows. The following is a reconciliation of EBIT to net income for the nine months ended September 30:

	2006	2005
	(In millions, except volumes)

Operating revenues	$405	$415
Operating expenses	(231)	(233)

Operating income	174	182
Earnings from unconsolidated affiliate	44	46
Other income, net	1	2

EBIT	219	230
Interest and debt expense	(49)	(52)
Affiliated interest income, net	25	14
Income taxes	(72)	(71)

Net income	$123	$121

Throughput volumes (BBtu/d)(1)	5,045	5,265

(1)	Throughput volumes include billable transportation throughput volumes for storage withdrawal and volumes associated with our proportionate share of our 50 percent equity investment in Great Lakes.

The following items contributed to our overall EBIT decrease of $11 million for the nine months ended September 30, 2006 as compared to the same period in 2005:

				EBIT
	Revenue	Expense	Other	Impact
	Favorable/(Unfavorable)
	(In millions)

Contract restructuring/settlements	$(43)	$(2)	$(1)	$(46)
Higher services revenues	32	—	—	32
Gas not used in operations, revaluations and other natural gas sales	1	5	—	6
Cashout adjustment	—	19	—	19
Higher environmental costs	—	(6)	—	(6)
Higher maintenance and other costs	—	(6)	—	(6)
Impact of Hurricane Rita	—	(3)	—	(3)
Other(1)	—	(5)	(2)	(7)

Total impact on EBIT	$(10)	$2	$(3)	$(11)

(1)	Consists of individually insignificant items.

The following provides further discussions of some of the significant items listed above as well as events that may affect our operations in the future.

Contract Restructuring/Settlements.  During the second quarter of 2005, we received a settlement of two transportation agreements previously rejected in the bankruptcy of USGen New England, Inc. In addition, in March 2005, we completed the restructuring of our transportation contracts with a shipper on our southwest and southeast legs as well as a related gathering contract. These transactions increased EBIT by approximately $44 million during the nine months ended September 30, 2005.

Higher Services Revenues.  During the nine months ended September 30, 2006, our reservation revenues increased due to sales of additional capacity and higher realized rates. In addition, our usage revenues increased overall, primarily due to increased activity under various interruptible services provided under our tariffs as a result of stronger demand in our service areas.

Gas Not Used in Operations, Revaluations and Other Natural Gas Sales.  During the nine months ended September 30, 2006, sales of excess system supply gas were higher than the same period in 2005, but these were partially offset by the sales of natural gas made available by our storage realignment project during the first quarter of 2005. For a further discussion of our gas not used in operations and other natural gas sales, see our 2005 Annual Report on Form 10-K.

Cashout Adjustment.  Our cashout adjustment represents the difference between the sales proceeds from cashout sales of gas and the actual or estimated cost to replace the system gas that sources those sales. This adjustment varies from period to period based on volumes and prices, and changes in the value of our cashout position are reflected as a change in EBIT. During the nine months ended September 30, 2006, our actual and estimated cost to replace system gas was lower primarily due to a decrease in natural gas prices and volumes.

Higher Environmental Costs.  During the nine months ended September 30, 2006, we recorded higher environmental costs to remediate sites potentially contaminated with mercury from our prior operations and for the remediation of other hazardous substances at a number of our operating locations in various states.

Higher Maintenance and Other Costs.  Operating costs were higher for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to costs we expensed associated with our pipeline integrity program beginning January 2006. We capitalized these costs in 2005.

Impact of Hurricane Rita.  We recorded higher operation and maintenance expenses during the nine months ended September 30, 2006 as a result of unreimbursed amounts expended to repair the damage caused by Hurricane Rita. We anticipate recording additional expenses of approximately $1 million for the remainder of 2006. For further discussion of the impact of these hurricanes on our capital expenditures, see Liquidity and Capital Expenditures below.

Affiliated Interest Income, Net

Affiliated interest income, net for the nine months ended September 30, 2006, was $11 million higher than the same period in 2005 due to higher average advances to El Paso under its cash management program and higher average short-term interest rates. The average advances due from El Paso of $522 million for the nine months of 2005 increased to $562 million for the same period in 2006. In addition, the average short-term interest rates for the nine months increased from 3.8% in 2005 to 5.8% for the same period in 2006.

Income Taxes

	Nine Months Ended
	September 30,
	2006	2005
	(In millions
	except for rates)

Income taxes	$72	$71
Effective tax rate	37%	37%

Our effective tax rates were different than the statutory rate of 35 percent, primarily due to the effect of state income taxes.

Liquidity and Capital Expenditures

Liquidity Overview

Our liquidity needs are provided by cash flows from operating activities. In addition, we participate in El Paso’s cash management program. Under El Paso’s cash management program, depending on whether we have short-term cash surpluses or requirements, we either provide cash to El Paso or El Paso provides cash to us in exchange for an affiliated note receivable or payable. We have historically provided cash advances to El Paso, and we reflect these advances as investing activities in our statement of cash flows. At September 30, 2006, we had notes receivable from El Paso and other affiliates of $610 million that are due upon demand. However, we do not anticipate settlement within the next twelve months and therefore, have classified these receivables as non-current on our balance sheet. We believe that cash flows from operating activities and amounts available under El Paso’s cash management program, if necessary, will be adequate to meet our short-term capital requirements for our existing operations and planned expansion opportunities.

During the third quarter of 2006, we entered into agreements to sell certain accounts receivable to a qualifying special purpose entity under SFAS No. 140. During the third quarter of 2006, we sold approximately $37 million of receivables, received cash of approximately $27 million, received subordinated beneficial interests of approximately $9 million, and recognized a loss of less than $1 million. The proceeds received from the sale were advanced to El Paso under the cash management program. We reflect accounts receivable sold under this program and the related redemption of the subordinated beneficial interests as operating cash flows in our statement of cash flows.

Capital Expenditures

Our capital expenditures for the nine months ended September 30, 2006 were approximately $127 million, which included accruals of approximately $5 million. Our capital expenditures also included repairs for hurricane damage of approximately $45 million. At September 30, 2006, we had capital accruals. We expect to spend approximately $64 million for the remainder of 2006 for capital expenditures, consisting of $23 million to expand the capacity on our system and $41 million for maintenance capital. We expect to fund these capital expenditures through the use of internally generated funds.

We continue to repair the damage caused by Hurricane Rita. Through El Paso, we are part of a mutual insurance company, and are subject to certain individual and aggregate loss limits by event. The mutual insurance company has indicated that aggregate losses for Hurricane Rita will exceed the per event limit allowed under the program. Based on the amounts of our expected losses and capital expenditures to replace damaged assets, we do not believe the limitation of coverage will materially impact our liquidity or financial results. However, the timing of our replacements of the damaged property and equipment may differ from the related insurance reimbursement, which, when coupled with a less than full reimbursement, will result in some impact on our liquidity from period to period. Currently, we estimate that the total repair costs related to this hurricane will be approximately $78 million, of which we estimate approximately $22 million will not be recoverable from insurance. Of the unrecoverable amount, we estimate that approximately $17 million will be capital related expenditures. We have incurred capital costs of approximately $13 million through September 30, 2006 that were not recoverable from insurance.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation under the supervision and with the participation of our management, including our President and Chief Financial Officer, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Change in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the third quarter of 2006.

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

Exhibit
Number		Description

10	.A	First Tier Receivables Sale Agreement dated August 31, 2006 between ANR Pipeline Company, and ANR Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.B	Second Tier Receivables Sale Agreement dated August 31, 2006 between ANR Finance Company, L.L.C. and ANR Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.C	Receivables Purchase Agreement dated August 31, 2006 among ANR Funding Company, L.L.C., as Seller, ANR Pipeline Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANR PIPELINE COMPANY

Date: November 6, 2006	/s/ STEPHEN C. BEASLEY Stephen C. Beasley President (Principal Executive Officer)

Date: November 6, 2006	/s/ JOHN R. SULT John R. Sult Senior Vice President, Chief Financial Officer and Controller (Principal Accounting and Financial Officer)

ANR PIPELINE COMPANY
EXHIBIT INDEX

Each exhibit identified below is a part of this report. Exhibits filed with this report are designated by “*.” All exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit
Number		Description

10	.A	First Tier Receivables Sale Agreement dated August 31, 2006 between ANR Pipeline Company, and ANR Finance Company, L.L.C. (Exhibit 10.A to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.B	Second Tier Receivables Sale Agreement dated August 31, 2006 between ANR Finance Company, L.L.C. and ANR Funding Company, L.L.C. (Exhibit 10.B to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
10	.C	Receivables Purchase Agreement dated August 31, 2006 among ANR Funding Company, L.L.C., as Seller, ANR Pipeline Company, as Servicer, Starbird Funding Corporation, as the initial Conduit Investor and Committed Investor, the other investors from time to time parties thereto, BNP Paribas, New York Branch, as the initial Managing Agent, the other Managing Agents from time to time parties thereto, and BNP Paribas, New York Branch, as Program Agent (Exhibit 10.C to our Current Report on Form 8-K, filed with the SEC on September 8, 2006).
*31	.A	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31	.B	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	.A	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32	.B	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.